Form 10-Q
period 2015-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2015-03-24
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-186706

Bigfoot Project Investments Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 El Camino Real NR-150, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(858) 216-6554

(Registrant’s telephone number, including area code)

Copies of Communications to:

Harold P. Gewerter, Esq.

Harold P. Gewerter, Esq. Ltd.

1212 Casino Center

Las Vegas, NV 89104

(702) 382-1714

Fax (702) 382-1759

E-mail: harold@gewerterlaw.com

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X .  No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .

Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       .  No   X .

The number of shares of Common Stock, $0.001 par value, outstanding on January 31, 2015 was 207,490,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS INC.
(A Development Stage Company)
Balance Sheet (Unaudited)

ASSETS
	January 31, 2015	July 31, 2014

Current Assets
Cash	$2,308	$1,377
Accounts Receivable	49	139
Inventory	3,331	3,337
Total current assets	5,688	4,853

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(3,692)	(2,768)
Total Other Assets	1,808	2,732

Total Assets	$7,496	$7,585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$1,110	$-
Advance from shareholders	40,157	37,082
Accrued Interest	39,598	29,918
Promissory note-related party	484,518	484,518
Total current liabilities	565,383	551,518

Total Liabilities	565,383	551,518

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,490,000 issued and outstanding as of January 31, 2015 and July 31, 2014	207,490	207,490
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(765,377)	(751,423)

Total stockholders' deficit	(557,887)	(543,933)

Total liabilities & stockholders’ deficit	$7,496	$7,585

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

Statement of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended		From November 30, 2011 (Inception) to
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014		January 31, 2015

Revenue	$267	$375	$710	$1,267		$8,374

Cost of Goods Sold	-	32	5	148		2,250
	267	343	705	1,119		6,124

Operating expenses:
Professional fees	-	100	2,200	2,500		31,493
Stock based compensation	-	-	-	-	`	202,840
General and administrative	1,498	1,629	2,778	3,547		20,239
Promotional Items	-	-	-	-		3,642
Total operating expenses	1,498	1,729	4,978	6,047		258,214

Net loss from operations	(1,231)	(1,386)	(4,273)	(4,928)		(252,090)

Other Income (Expense)
Interest Expense	(4,840)	(4,841)	(9,681)	(9,681)		(39,608)

Net loss	$(6,071)	$(6,227)	$(13,954)	$(14,609)		$(291,698)

Basic and diluted loss per shares	$-	$-	$-	$-

Weighted average shares outstanding	207,490,000	207,940,000	207,490,000	207,490,000

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS INC.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended	From November 30, 2011 (Inception) to
	January 31, 2015	January 31, 2014	January 31, 2015
Cash flow from operating activities:
Net loss	$(13,954)	$(14,609)	$(291,698)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock based compensation	-	-	202,840
Accumulated Amortization	924	924	3,692
Change in operating liabilities:
Accounts Payable	1,110	-	1,110
Accounts Receivable	91	(34)	(49)
Inventory	5	111	(3,331)
Accrued Interest	9,680	9,681	39,598
Net cash used in operating activities	(2,144)	(3,927)	(47,838)

Cash flow from investing activities
Website Development	-	-	(500)
Net cash used in investing activities

Cash flow from financing activities
Proceeds for advances from shareholders	3,075	4,196	40,157
Proceeds from asset acquisition	-	-	489
Proceeds from sale of common stock	-	-	10,000
Net cash provided by financing activities	3,075	4,196	50,646

Net increase in cash	931	269	2,308
Cash at beginning of period	1,377	51	-
Cash at end of period	$2,308	$320	$2,308

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Supplementary disclosure of noncash investing and financing activity:
Assets purchase from related party including stock issuance:
Deemed Distribution			$924,029
Stock Issuance for construction of website			$5,000

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Period November 30, 2011 Through January 31, 2015

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

A summary of significant accounting policies of Bigfoot Project Investments, Inc. (the “Company”), a company organized in the state of Nevada (A Developing Stage Company), is presented to assist in understanding the Company’s financial statements.  The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the companying financial statements.  These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  The Company has not realized revenues from its planned principal business purpose and is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities.”

The Company was incorporated in the State of Nevada on November 30, 2011.  The company’s administrative office is located at 570 El Camino Real NR-150, Redwood City, CA and its fiscal year ends July 31.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was established as an entertainment investment company.

The Company’s mission is to create exciting and interesting proprietary investment project, entertainment properties surrounding the mythology, research, and potential capture of the creature known as Bigfoot. The Company will perform research in determining the existences of an elusive creature commonly know as Bigfoot. For the past six years the research team, that has joined the company, has performed research on expeditions throughout the United States and Canada.

The Company’s key competitive advantage is the in-house developed knowledge base and the advanced level of maturity of their projects developed and currently owned by our current officers and shareholders. The Company will capitalize on the current stock pile of these projects through contract agreements which will allow the Company to continue creation of media properties and the establishment of physical locations, partnerships, and strategic alliances with organizations to augment investment markets to create revenue as a stand-alone enterprise

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates.  The company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Period November 30, 2011 Through January 31, 2015

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  As of January 31, 2015 and July 31, 2014, the Company has cash and cash equivalents of $2,308 and $1,377, respectively..

Website Development Cost

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 305-50-15 and 350-50-25, the Company capitalizes cost incurred to develop a website as website development costs, which are amortized on a straight line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related costs and accumulated amortization are removed from the account.

Inventory Valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined on a “first-in, first-out” basis, which approximates actual cost. We have no policy for a reserve for excess and obsolete inventory based on forecasted demand since inventory generally does not become obsolete.

Accounts payable

Accounts payable has a $1,109 balance as of January 31, 2015 for professional fees.

Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, “Financial Instrument”, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, “Fair Value Measurements and Disclosure”, clarifies the definition of fair value for  financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market in-puts that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Period November 30, 2011 Through January 31, 2015

The Company’s adoption of FASB ASC Topic 825 effectively at the inception did not have a material impact on the Company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company does not have financial assets as an investment carried at fair value on a recurring basis as of January 31, 2015.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of January  31, 2015,the fair value of  cash, accounts receivables, accounts payable and notes payable approximates the carrying value of these financial instruments due to ther short term nature.

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition."  Revenue consists of proceeds and commissions from resale of tickets for concerts, sporting and other entertainment events. Revenue is recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists

ii)

Goods (DVD) have been delivered

iii)

The fee is fixed or determinable

iv)

Revenue is reasonable assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonable assured.  The company generated revenues in the amounts of $710 and $1,267 for the periods ended January 31, 2015 and 2014, respectively.

Basic and Diluted Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.  Diluted earning per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects on common stock that may be issued as result of the following types of potentially dilutive instruments:

•

Warrants,

•

Employee stock option, and

•

Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, “Earnings per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Dilute earning s per share are based on the assumption that all dilutive options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The company does not have diluted effects on common stock as there was no warrant or option issued.

Basic and diluted earning per share are the same as there was no dilutive effect of outstanding stock options for the period ended January 31, 2015.

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Period November 30, 2011 Through January 31, 2015

The following is a reconciliation of basic and diluted earnings per share:

	Period Ended		Period Ended
	January 31, 2015		January 31, 2014
Numerator:
Net income (loss) available to common shareholders	$(13,954)		$(14,609)

Denominator:
Weighted average shares-basic	207,490,000		207,490,000

Net income (loss) per share-basic and diluted	$-	$

Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities” (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendment results in the removal of all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby, improving financial reporting by eliminating the cost and complexity associated with providing that information.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim period therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 3 - CAPITAL STOCK

On March 2012, 200,000 shares were issued for $10,000 cash at a contract price of $.05 per share. During the period ending July 31, 2012, 201,840,000 of common shares have been issued to the founding shareholders for services provided.  The shares were issued with a par value for $0.001. An additional 1,000,000 share of common stock have been issued for a service exchange agreement. These shares were issued at the contracted price of $.001.

On January 15, 2013, 4,400,000 shares were issued as part of the merger/acquisition.  On January 31, 2013, 50,000 shares were issued for contracted services. These shares were issued at the contracted price of $0.10 per share and have the par value of $0.001 per share.

The Company has 207,490,000 shares of common stock issued and outstanding as of January 31, 2015 and July 31, 2014, respectively.

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Period November 30, 2011 Through January 31, 2015

NOTE 4 – ADVANCE FROM SHAREHOLDERS

In the year ending July 31, 2012, the company has $23,692 loan which were advances from shareholders, bearing no interest and due on demand.

In the year ending July 31, 2013, a majority shareholder paid $4,220 for inventories for the Company.

In the year ending July 31, 2014, majority shareholders advanced additional funds in the amount of $9,170. In the six month period ending January 31, 2015, majority shareholders advanced $3,075. These advances bear no interest and are due on demand.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of American applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection form creditors pursuant to laws or regulations.  Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and payment of expenses associated with operations and business developments.  The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operation and growth.  Management may raise additional capital by future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing.  The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE 6 - INCOME TAX

Deferred taxes, estimated at 39% of taxable incomes, are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forward and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of January 31, 2015 and July 31, 2014:

	January 31, 2015	July 31, 2014
Deferred tax assets:
NOL carryover	$113,762	$108,320
Valuation allowance	(113,762)	(108,320)
Net deferred tax asset	$-	$-

BIGFOOT PROJECT INVESTMENTS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited)

For the Period November 30, 2011 Through January 31, 2015

A reconciliation of income taxes computed at the 39% statutory rate to the income tax recorded is as follows:

	January 31, 2015	July 31, 2014

NOL carryover	$5,442	$8,624
Valuation allowance	(5,442)	(8,624)
Net deferred tax asset	$-	$-

As of January 31, 2015, the Company did not pay any income taxes nor have they paid or accrued any taxes.

The net federal loss carry forward will begin to expire in 2032. No tax benefit has been reported in the January 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance in the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business.  Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued.  Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this report, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 8 – ASSET TRANSFER AGREEMENT

In January 2013, Bigfoot Project Investments Inc. acquired all the assets of Searching for Bigfoot, Inc. Since the majority shareholder of Searching for Bigfoot, Inc. is also the majority shareholder in Bigfoot Project Investments Inc. the asset acquisition was treated as a related party transaction and was not considered an arm’s length transaction under Generally Accepted Accounting Principles.

The assets acquired were transferred over at the existing book value listed on the balance sheet of Searching for Bigfoot Inc. at the time of transfer. The assets had not listed value at the time of transfer. The transfer agreement called for the issuance of 4,400,000 shares of common stock which were valued at $.10 per share and the issuance of a promissory note in the amount of $484,039. The Company recorded a deemed distribution related to this transaction in the amount of $924,039.

NOTE 9 – PROMISSORY NOTE – Related Party

In January 2013, Bigfoot Project Investments Inc. executed a promissory note in the amount of $484,039 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2015. The company is in the process of renegotiating the note to change the due date and repayment terms.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects.

NOTE 11 - SUBSEQUENT EVENTS

The company evaluated all events or transactions that occurred after January 31, 2015 through the date of this filling in accordance with FASB ASC 855, “Subsequent Event”.  The Company determined that it does not have any additional subsequent event requiring recording or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	our ability to generate sufficient funds to operate the Bigfoot Project Investments, Inc. operations, upon completion of our acquisition;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Bigfoot Project”, “the Company”, and similar terms refer to Bigfoot Project Investments, Inc.  unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

In January 2013, Bigfoot Project Investments Inc. acquired all the assets of Searching for Bigfoot Inc. Since the majority shareholder of Searching for Bigfoot, Inc. is also the majority shareholder in Bigfoot Project Investments Inc. the asset acquisition was treated as a related party transaction and was not considered an arm’s length transaction under Generally Accepted Accounting Principles.

The assets acquired were transferred over at the existing book value listed on the balance sheet of Searching for Bigfoot, Inc. at the time of transfer. The transfer agreement called for the issuance of 4,400,000 shares of common stock which were valued at $.10 per share and the issuance of a promissory note in the amount of $484,029. The Company recorded a deemed distribution related to this transaction in the amount of $924,029. In August 2013, the Company increased the promissory note by $489 to add an asset that was not included in the original transfer.

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

Footprint cast of Bigfoot – 73 original casts

Photographs of Dead Creature from Strickler, Arkansas 1994 Dear Creature Incident

109-inch Skeleton

Various Media Artifacts – Video TV News Media – 52 news stories

Contract to sell Dinosaur fossil – most recent estimate by Paleontologist $1.2 million dollars

Rubber suit from 2008 hoax

Various DNA samples – Hair, and nails

License to use 6 dinosaur displays

Exclusive rights to the Bigfoot Website

Exclusive rights to the Bigfoot Live Radio Show

Exclusive rights to the Bigfoot Live Radio Show Website

360 hours of raw footage from expeditions for movie development

Various DVD Movies and Documentary film projects

Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc.

The above list is a complete list of the fixed assets for Bigfoot Project Investments, Inc.

We are a development stage company who has, over the past year, developed nine DVD Movies; eight of which have been completed for distribution and one which is currently in the final stages of completion for distribution. We have established a contract with a Media Marketing Distribution Company (The Bosko Group), who has contracted six of the nine DVD movies to their distribution agents. We are a development stage company with only minimal revenues to date: we have minimal assets, and have incurred losses since inception.

Bigfoot Project Investments Inc. plans to establish itself as the most reliable and dependable source for materials including documentaries, physical evidence, and eye witness accounts for the purpose of documenting the evidence of the existence of Bigfoot. Our major source of revenue will be the sale of documentaries and specials that follow our progress. We have found that there is a market for these films and have started selling them on a semi-regular basis. In addition to the film sales we plan on having expeditions to locations where there have been multiple eye witness accounts as well as periodic exhibitions of the physical evidence that has been accumulated. We plan on focusing our efforts on expeditions to locations that have had multiple eye witness reports to maximize the chances of locating the creature and producing films that will be marketable to the public.

RESULTS OF OPERATIONS

During the three and six months ended January 31, 2015, we generated revenue of $267 and $710. During the three and six months ended January 31, 2014, we generated revenue of $375 and $1,267, respectively.

Operating expenses during the three and six months ended January 31, 2015 were $1,498 and $4,978.  Operating expenses during the three and six months ended January 31, 2014 were $1,729 and $6,047.

There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of January 31, 2015, we had $2,308 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2015 and the six months ending January 31, 2014:

	Period Ended January 31, 2015	Period Ended January 31, 2014
Net cash used in operating activities	$(2,144)	$(3,927)
Net cash used in investing activities	-	-
Net cash provided by financing activities	3,075	4,196
Net increase (decrease) in Cash	931	269
Cash, beginning	1,377	51
Cash, ending	$2,308	$320

Since inception, we have financed our cash flow requirements through issuance of common stock and debt financing. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. We anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $2,144 for the period ended January 31, 2015, as compared to $3,927 used in operating activities for the period ended January 31, 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended January 31, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2015 was $3,075 as compared to $4,196 for the same period of 2014.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

The risk factors listed in our S-1 filed with the Securities Exchange Commission, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGFOOT PROJECT INVESTMENTS INC.

Date: March 23, 2015	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)