Form 10-Q
period 2015-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2015-06-17
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Yes       .  No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on June 15, 2015 was 207,490,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED April 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets
As of April 30, 2015 and July 31, 2014

ASSETS
	April 30, 2015	July 31, 2014
	(Unaudited)
Current Assets
Cash	$317	$1,377
Restricted cash	22,942	-
Accounts receivable	460	139
Inventory	3,168	3,337
Total current assets	26,887	4,853

Other Assets
Intangibles, net	1,346	2,732

Total Assets	$28,233	$7,585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$190	$-
Advance from shareholders	40,639	37,082
Accrued Interest - related party	44,438	29,918
Subscription payable received subject to refund	22,930	-
Promissory note - related party	484,518	484,518
Total current liabilities	592,715	551,518

Total Liabilities	592,715	551,518

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,490,000 issued and outstanding as of April 30, 2014 and July 31, 2013	207,490	207,490
Accumulated deficit	(771,972)	(751,423)

Total stockholders' deficit	(564,482)	(543,933)

Total liabilities & stockholder's deficit	$28,233	$7,585

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenue	$963	$442	$1,674	$1,142

Cost of Goods Sold	320	94	325	243
Gross Profit	643	348	1,349	899

Operating expenses:
Professional fees	500	200	2,700	2,700
General and administrative	1,899	532	4,677	2,385
Total operating expenses	2,399	732	7,377	5,085

Net loss from operations	(1,756)	(384)	(6,028)	(4,186)

Other Income (Expense)
Interest Income	-	-	-	-
Interest Expense	(4,840)	(4,840)	(14,521)	(14,521)
Total Other Income (Expense)	(4,840)	(4,840)	(14,521)	(14,521)

Net loss	$(6,596)	$(5,224)	$(20,549)	$(18,707)

Basic and diluted loss per shares	$-	$-	$-	$-

Weighted average shares outstanding (basic and diluted)	207,490,000	207,490,000	207,490,000	207,490,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2015	April 30, 2014
Cash flow from operating activities:
Net loss	$(20,549)	$(18,707)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accumulated Amortization	1,386	1,386
Change in operating liabilities:
Accounts Payable	190	-
Accounts Receivable	(321)	(166)
Inventory	169	148
Accrued Interest	14,521	14,521
Net cash used in operating activities	(4,604)	(2,818)

Cash flow from financing activities
Change in restricted cash	(22,942)	-
Proceeds for advances from shareholders	3,556	3,180
Proceeds from sale of IPO Subscriptions subject to refund	22,930	-
Net cash provided by financing activities	3,544	3,180

Net (decrease)/increase in cash	(1,060)	362
Cash at beginning of period	1,377	51
Cash at end of period	$317	$413

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying noted to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

A summary of significant accounting policies of Bigfoot Project Investments, Inc. (the “Company”), a company organized in the state of Nevada, is presented to assist in understanding the Company’s financial statements.  The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements.  These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

The Company was incorporated in the State of Nevada on November 30, 2011.  The company’s administrative office is located at 570 El Camino Real NR-150, Redwood City, CA and its fiscal year ends on July 31.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was established as an entertainment investment company.

The Company’s mission is to create exciting and interesting proprietary investment projects, entertainment properties surrounding the mythology, research, and potential capture of the creature known as Bigfoot. The Company will perform research in determining the existences of an elusive creature commonly know as Bigfoot. For the past six years the research team, that has joined the company, has performed research on expeditions throughout the United States and Canada.

The Company’s key competitive advantage is the in-house developed knowledge base and the advanced level of maturity of their projects developed and currently owned by our current officers and shareholders. The Company will capitalize on the current stock pile of these projects through contract agreements which will allow the Company to continue creation of media properties and the establishment of physical locations, partnerships, and strategic alliances with organizations to augment investment markets to create revenue as a stand-alone enterprise.

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

The accompanying balance sheet as of April 30, 2015, has been derived from the audited financial statements. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our S-1 for the year ended July 31, 2014.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  As of April 30, 2015 and July 31, 2014, the Company has no cash and cash equivalents.

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

Accounts Payable

Accounts payable has a $190 balance as of April 30, 2015 for stock certificates to be issued.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.  The Company does not have financial assets as an investment carried at fair value on a recurring basis as of April 30, 2015.

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

Basic and diluted earning per share are the same as there was no dilutive effect of outstanding stock options for the period ended April 30, 2015.

The following is a reconciliation of basic and diluted (earnings per share for) the nine month periods ending April 30, 2015 and 2014:

	Three Months Period Ended	Nine Months Period Ended
	April 30, 2015	April 30, 2014
Numerator:
Net income (loss) available to common shareholders	$(6,596)	$(18,707)

Denominator:
Weighted average shares-basic	207,490,000	207,490,000

Net income (loss) per share-basic and diluted	$-	$-

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

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of this ASU on its financial statements.

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company has chosen to adopt the ASU early for the Company's financial statements as of April 30, 2015. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). ASU 2014-15 defines management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in ASU 2014-15 will be effectively prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted.

NOTE 3 - CAPITAL STOCK

The Company has 207,940,000 and 207,940,000 shares of common stock issued and outstanding as of April 30, 2015 and July 31, 2014, respectively.

During the three months ending April 30, 2015, the Company has sold pending stock subscriptions for $22,930 for a total of 227,000 shares. Since the IPO offering has a minimum goal of 3,000,000 shares the funds for the pending subscriptions have been deposited in a brokerage account until the minimum number of shares is sold.

In the event that the minimum is not sold the funds will be returned to the subscribers. Since the proceeds are considered refundable until the minimum is sold the Company has classified a liability in the amount of the received subscription agreements and restricted cash for the cash deposited in a separate bank account. When the minimum is sold the liability will be moved to the equity section of the balance sheet.

NOTE 4 – ADVANCE FROM SHAREHOLDERS

In the year ending July 31, 2012, the company has $14,606 loan which were advances from shareholders, bearing no interest and due on demand. In the year ending July 31, 2012, a majority shareholder paid $9,086 for inventories for the Company.

 In the year ending July 31, 2013, additional advances were made in the amount of $4,220; these advances are unsecured, bear no interest and are due on demand.

In the year ending July 31, 2014 additional advances were made in the amount of $9,170; these advances are unsecured, bear no interest and are due on demand.

In the nine month period ending April 30, 2015, majority shareholders advanced $3,556; these advances are unsecured, bear no interest and are due on demand.

The balance of the advances from shareholder as of April 30, 2015 and July 31, 2014 are $40,639 and $37,082, respectively.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of American applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management feels that through the additional funding anticipated from the Initial Public Offering (IPO) the company will be able to continue to remain in business for the foreseeable future.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – PROMISSORY NOTE – Related Party

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,039 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $479 to add an asset that was not included in the original transfer. The terms of the note are unsecured and that the unpaid principle and the accrued interest are payable in full on January 31, 2015. The holders of the note have subsequently agreed to extend the original due date to January 13, 2016.

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

•

Footprint cast of Bigfoot – 73 original casts

•

Photographs of Dead Creature from Strickler, Arkansas 1994 Dear Creature Incident

•

109-inch Skeleton

•

Various Media Artifacts – Video TV News Media – 52 news stories

•

Contract to sell Dinosaur fossil – most recent estimate by Paleontologist $1.2 million dollars

•

Rubber suit from 2008 hoax

•

Various DNA samples – Hair, and nails

•

License to use 6 dinosaur displays

•

Exclusive rights to the Bigfoot Website

•

Exclusive rights to the Bigfoot Live Radio Show

•

Exclusive rights to the Bigfoot Live Radio Show Website

•

360 hours of raw footage from expeditions for movie development

•

Various DVD Movies and Documentary film projects

•

Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc.

The above list is a complete list of the fixed assets for Bigfoot Project Investments, Inc.

We are a company who has, over the past year, developed nine DVD Movies; eight of which have been completed for distribution and one which is currently in the final stages of completion for distribution. We have established a contract with a Media Marketing Distribution Company (The Bosko Group), who has contracted six of the nine DVD movies to their distribution agents. We are a company with only minimal revenues to date: we have minimal assets, and have incurred losses since inception.

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

RESULTS OF OPERATIONS

During the three and nine months ended April 30, 2015, we generated revenue of $963 and $1,674. During the three and nine months ended April 30, 2014, we generated revenue of $442 and $1,142, respectively.

Operating expenses during the three and nine months ended April 30, 2015 were $2,399 and $7,377. Operating expenses during the three and nine months ended April 30, 2014 were $732 and $5,085.  Operating expenses for the three months ended April 30, 2015 consisted of professional fees of $500 and general and administrative fees of $1,899. Operating expenses for the three months ended April 30, 2014 consisted of professional fees of $200 and general and administrative fees of $532. Expenses increased during 2015 mainly due to the Company’s reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015.

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

Liquidity and Capital Resources

As of April 30, 2015, we had $317 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2015 and 2014:

	Period Ended April 30, 2015	Period Ended April 30, 2014
Net cash used in operating activities	$(4,604)	$(2,818)
Net cash used in investing activities	-	-
Net cash provided by financing activities	3,544	3,180
Net increase (decrease) in Cash	(1,060)	362
Cash, beginning	1,377	51
Cash, ending	$317	$413

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

Operating activities

Net cash used in operating activities was $4,604 for the period ended April 30, 2015, as compared to $2,818 used in operating activities for the period ended April 30, 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended April 30, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the period ended April 30, 2015 was $3,544 as compared to $3,180 for the same period of 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended April 30, 2015.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: June 15, 2015	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)