Form 10-K
period 2015-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2015-11-24
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

Bigfoot Project Investments Inc.

 (Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 El Camino Real NR-150, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (858) 216-6554

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      .  No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer . (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             Yes      .  No  X

The number of shares of Common Stock, $0.001 par value, outstanding on November 23, 2015 was 207,490,000 shares.

Bigfoot Project Investments Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2015

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•

our ability to diversify our operations;

•

our ability to implement our business plan;

•

our ability to attract key personnel;

•

our ability to operate profitably;

•

our ability to efficiently and effectively finance our operations, and/or purchase orders;

•

inability to achieve future sales levels or other operating results;

•

inability to raise additional financing for working capital;

•

inability to efficiently manage our operations;

•

the inability of management to effectively implement our strategies and business plans;

•

the unavailability of funds for capital expenditures and/or general working capital;

•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•

deterioration in general or regional economic conditions;

•

changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•

adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to Bigfoot Project Investments Inc.

PART I

ITEM 1. BUSINESS

We are a development stage enterprise organized for the purpose of finding, documenting and collecting evidence of the existence of the creature known as Bigfoot, in direct connection with this purpose is the development and production and distribution of documentary and fictional films about the creature.

Below is a table of the DVD movies we have in inventory.

DVD MOVIE TITLE	ORDER DATE	QTY DVD'S	DVD COST EA
BIGFOOT LIVES	1/6	1,783	$0.81
ANATOMY OF A BIGFOOT HOAX	2/11	484	$1.40
ANATOMY OF A BIGFOOT HOAX	1/12		$1.35
BIGFOOT LIVES 2	6/11	32	$1.89
BIGFOOT LIVES 2 **	1/11		$1.35
BIGFOOT LIVES 3	1/12	236	$1.35
HOAX OF THE CENTURY	10/12	248	$1.35
IN THE SHADOW OF BIGFOOT	1/12	28	$1.35
PURSUIT	12/14	500	$1.35

**Note: First 500 of Bigfoot Lives 2 was had defective packaging and labels and had to be re-manufactured. Used for Advertising promotions and mailings to various vendors and promotional events.

Bigfoot Project Investments Inc. was incorporated pursuant to the laws of the State of Nevada on November 30, 2011. Bigfoot Project Investments Inc. acquired Searching for Bigfoot Inc. for common shares. The agreement contains the customary warranties and representations. After the closing of the acquisition, the business and operations of Searching for Bigfoot Inc. were the business and operations of the issuer.

In 2006, a Nevada corporation; “Searching for Bigfoot Inc.” was formed, to research in determining the existence of a creature commonly referred to as “Bigfoot”. For the past six years “Searching for Bigfoot Inc.” has financed research and expeditions throughout the United States and Canada.

Beginning as a simple organization with the intent of raising funds to produce a movie for distribution, “Searching for Bigfoot Inc.” evolved to a point where it acquired significant value in Video/film footage, materials, artifacts, and relationships with organizations interested in “Bigfoot” existence around the country.

Recently a decision was made to pursue this opportunity as an ongoing investment business venture. Management team members were brought together to form an entertainment investment corporation that would capitalize on both current and future investment projects.

On November 30, 2011 a Nevada corporation, Bigfoot Project Investments Inc., was created.

Bigfoot Project Investments Inc.’s., purpose is to focus all our projects into one investment holding company and to file for a public offering. We intend to consolidate all projects into one investment marketing plan, which we believe could be more effective than a single plan, thereby increasing the overall profits of the projects than if they were individually marketed.

We intend to create investment project entertainment properties surrounding the mythology, research and hopefully, capture the creature known as Bigfoot.

We intend to become an entertainment investment company, where our competitive advantage is our developed knowledge base and the advanced level of maturity of our projects. We intend to capitalize on “Searching for Bigfoot Inc.” current inventory of projects through agreements; allowing our company to continue creation of media properties and the establishment of physical locations, partnerships and alliances with organizations to augment investment markets to create revenue as a stand- alone enterprise.

On January 11, 2013, The Board of Directors of Bigfoot Project Investments Inc. passed a resolution to acquire Searching for Bigfoot Inc. and all the projects and assets currently owned by “Searching for Bigfoot Inc.

The inventory of projects currently consists of nine DVD Movies which are being marketed to both DVD and Video On Demand (VOD) domestic distribution markets. Additionally, preliminary investment plans are being negotiated for a 3D Movie with a movie production company. Foreign distribution markets have recently become available and our contracted marketing company, The Bosko Group, is in the process of negotiating contracts for all nine DVD movies. This market would include the movies being subtitled and dubbed in foreign languages throughout Europe, Asia and South America. Currently we are represented by our contracted marketing distributor, The Bosko Group, in which they represent and sell the rights for the Bigfoot Project Investments Inc. nine DVD Movies.

We are currently negotiating agreements with a 3D Movie Production Company to produce a movie called "Bigfoot 3D". The draft script has been written and is being finalized with Golden Leaf Pictures, the production company. Investment funding is required to finalize negotiation of contracts and start production of the movie. There are no agreements in place to provide the funding at this time.

We plan to continue to amass artifacts (footprint castings, skeletal, hair, skin, blood and other creature remains), and media products such as DVD videos, photographs, audio and Written documents, Televised, and Movie media events from our continued Bigfoot Expeditions throughout the United States and Canada. We will be unable to amass additional artifacts without the funding provided by this offering. We will use the artifacts we currently have and the artifacts we intend to acquire. The collection of artifacts is used as scientific evidence to substantiate the existence of this creature known as “Bigfoot” as a species through proper DNA testing and scientific examination. The evidence that the artifacts provide are provided to the scientific community as evidence in documentation of this creature as a new species. This documentation is used in media projects (Television, DVD movies, publications etc.) for marketing and the management believes it has substantial value. Media products such as DVD videos, photographs, audio and written documents, Televised, and Movie media events from our continued Bigfoot Expeditions provide the basis for our media projects, which are marketed and provide revenue. Additionally we will negotiate and purchase intellectual and physical properties relating to the creature as opportunities become available that will continue to feed the development of additional projects.

Bigfoot Project Investments Inc. bears a high degree of risk, lacking maturity and not having a background or reference point to evaluate or compare company performance to the investor. Each of the projects we market will be carefully reviewed for market value by the Board of Directors. These Projects will be based on agreements with property owners of other organizations. Personnel in each project area will share in the responsibility running our company’s operations.

Employees

Currently, we have no full time employees other than our officers and directors. We anticipate that we will be unable to hire any employees in the next twelve months, unless we generate significant revenues. Meanwhile, we intend to utilize outsourcing quality personnel in conjunction with the talents of our Current Officers and Directors. We believe our future success depends in large part upon the continued services of our current Officers and Directors.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to inventory. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2016 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in our company.

Risks Relating to Our Business

Related Party Transaction Risk

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. During the year, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2015. The company is in the process of renegotiating the note to change the due date and repayment terms.

In January 2013, Bigfoot Project Investments, Inc. acquired all the assets of Searching for Bigfoot, Inc. Since the majority shareholder of Searching for Bigfoot, Inc. is also the majority shareholder in Bigfoot Project Investments, Inc. the asset acquisition was treated as a related party transaction and was not considered an arm’s length transaction under Generally Accepted Accounting Principles.

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

Bigfoot Live Radio Show

•

Bigfoot Live Radio Show Website

•

360 hours of raw footage from expeditions for movie development

•

Various DVD Movies and Documentary film projects

•

Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc. including an advertising/marketing contract with The Bosko Group which is included in the exhibits.

The note is held by two of the shareholders of the Company C. Thomas Biscardi who owns 60.67% of the issued stock and Dennis J. Kazubowski who owns 3.04% of the issued stock. The Company currently does not have the means to satisfy this note by the due date, however, Management is confident that the terms will be renegotiated and the Company will be able to satisfy the terms of the note by the renegotiated due date.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 30, 2011 and we have only generated minimal revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through July 31, 2015 is $796,721.

Our operating results will depend on our ability to acquire and maintain customers. Any capacity restraints or systems failures could harm our business, results of operations and financial condition.

Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•

our ability to develop and continually update our products for sale;

•

our ability to procure and maintain commercially reasonable terms relationships with third parties to develop and maintain our productions, network and transaction processing systems;

•

our ability to identify and pursue mediums through which we will be able to market our products;

•

our ability to attract customers to purchase our productions;

•

improve our ability to generate revenues; and

•

our ability to manage growth by managing administrative overhead.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and generating minimal revenues. We cannot guarantee that we will be successful in generating additional revenues in the future. Failure to generate additional revenues may cause you to lose your investment.

We may be unable to protect the intellectual property rights that we have.

Majority shareholder and Director Carmine T. Biscardi and William F. Marlette, Director, developed the concepts behind our business plan. They have assigned any rights that they may have had in that line to us. We own copyrights on DVD Movies Bigfoot Lives and Anatomy of a Bigfoot Hoax. Copyrights are pending for DVD Movies Legend of Bigfoot, In the Shadow of Bigfoot, Bigfoot Alive in 82, Bigfoot Lives-2, Bigfoot Lives-3, Hoax of the Century, and Pursuit (The Search for Bigfoot).

Our controlling shareholder has significant influence over the Company.

As of January 20, 2015, Carmine T. Biscardi, owns 60.67% of the outstanding common stock. As a result, Mr. Biscardi currently possesses and will continue to retain significant influence over our affairs. His stock ownership and relationships with members of our board of directors, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

Minority shareholders of Bigfoot Project Investments Inc. will be unable to affect the outcome of stockholder voting as long as Mr. Biscardi retains a controlling interest.

We intend to rely on a combination of copyright, trademark and trade secret protection and non-disclosure agreements with employees and third-party service providers to establish and protect the intellectual property rights that we have in the material we develop. There can be no assurance that our competitors will not independently develop products that are substantially equivalent or superior to ours. There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so. The ability of our competitors to develop products or other intellectual property rights equivalent or superior to ours or our inability to enforce our intellectual property rights could have a material adverse effect on our results of operation.

Though we do not believe that our business concepts will infringe on the intellectual property rights of third parties in any material respect, there can be no assurance that third parties will not claim infringement by us with respect to them. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could have a material adverse effect on our business, results of operations and financial condition.

Changing consumer preferences will require periodic revising.

As a result of changing consumer preferences, there can be no assurance that any of our motion pictures and DVD's concepts will continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved programs. Our failure to sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

We face intense competition and our inability to successfully compete with our competitors will have a material adverse effect on our results of operation.

The Entertainment industry is highly competitive. Many of our competitors have longer operating histories, greater brand recognition, broader product lines and greater financial resources and advertising budgets than we do. Many of our competitors offer similar products or alternatives to our services. There can be no assurance that we will be available to support our operation or allow us to seek expansion. There can be no assurance that we will be able to compete effectively in this marketplace.

We may be required to protect our intellectual property at great cost, expense and time of management which may detract from the successful operation of the Company.

Intellectual property claims against us can be costly and could impair our business. Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future assertions or prosecutions will harm our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis it could impair our business.

If we do not attract customers on cost-effective terms, we will not make a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract customers on cost-effective terms. Our strategy to attract customers via our advertising, which has not been formalized or implemented, includes viral marketing, the practice of generating "buzz" among Internet users in our products through the developing and maintaining web logs or "blogs", online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!(R) Groups, and other methods of getting internet users to refer others to our services by e-mail or word of mouth; search engine optimization, marketing via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with providers to increase our access to customers. We expect to rely on direct marketing as the primary source of customers. Our marketing strategy may not be enough to attract sufficient traffic to develop a consistent customer base. This lack of response would cause us to pursue different avenues of marketing and promotional venues. If we are unsuccessful in attracting a sufficient amount of traffic, our ability to get customers and our financial condition will be harmed.

To date we do not have an established customer list. We cannot guarantee that we will ever have an established customer list. Even if we obtain customers, there is no guarantee that we will generate a profit. If we cannot generate a profit, we will have to suspend or cease operations.

We will be dependent on third parties to develop and maintain our original plan (based on concepts developed by us and fulfill a number of customer service and other retail functions). If such parties are unwilling or unable to continue providing these services, our business could be severely harmed.

We will rely on third parties to develop and maintain some of our new concepts (based on concepts developed by us). To date we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third party service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these parties are unable to deliver products on a timely basis, our customers could become dissatisfied and decline to make future purchases. If our customers become dissatisfied with the services provided by these third parties, our reputation and our company could suffer.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We require minimum funding of approximately $75,000 to conduct our proposed operations for a period of one year. This includes the cost of this registration as well as normal operating costs. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officers and directors who have informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. After one year we may need additional financing.

Our business plan allows for the estimated $27,209.20 cost of this Registration Statement to be paid from shareholder loans. As of October 23, 2014 we had less than $650 cash on hand. Since the Company expects a shortfall in paying the registration statement costs, our officers have indicated they will loan funds to cover these offering expenses. There is no formal agreement in place. Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $25,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

We may depend on outside parties for professional services related to reports under the Securities and Exchange Act of 1934.

Because our current officers and directors have limited prior experience in financial accounting and preparation of reports under the Securities Exchange Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend or cease operations entirely and you could lose your investment.

Being reporting under the Exchange Act of 1934 will add costs to the Company’s operations.

The Company will need to file reports under the Exchange Act of 1934 which will involve expenses for financial accounting and preparation of the reports which costs will lower any net profit of the corporation and may be significant to cause the Company to cease operations.

In the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Our Officers and Directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When these controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities and Exchange Commission.

We are completely dependent on officers and directors to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose their services we will have to cease operations.

Our success will depend entirely on the ability and resources of our officers and directors. If we lose their services we will cease operations. Presently, our officers and directors are committed to providing their time and financial resources to us.

Industry-related risk factors:

The short term nature of contracts in our industry makes revenues difficult to project.

Many standard contracts for entertainment projects are short term. If contracts are not maintained or new contracts are not obtained, operations that maintain the structural integrity of the company will be adversely affected. Additionally, a substantial part of our projected revenue will come from future clients. The loss of such contracts from reductions in force or other factors could have an adverse effect on the company’s operations.

Our business is dependent on repeat customers. Furthermore, the standard one-year contract used with most suppliers can be terminated by either party with a short written notice. Some long term customers will be serviced under month-to-month extensions of the written contract. In the case of a major client, services may be provided under an oral contract which is an extension of the standard one year contract. Should an industry-wide or nationwide economic slowdown cause a reduction in force among our service providers, or if we are otherwise unable to maintain our existing contracts or obtain additional service contracts, our business, financial condition, and results of operations could be adversely affected.

Some services we require may subject our company to liability for substantial damages not covered by insurance.

Since we intend to position ourselves for premium, high quality projects in an industry that is traditionally price-sensitive, damage to our professional reputation, including as the result of a well-publicized breach of contract or incident, could have a material adverse effect on our business.

To a large extent, relationships with clients and customer expectations and perception of the quality of our products are in large part determined by regular contact between clients and sales. If a customer is dissatisfied with our products there may be more damage in our business than in non-service related businesses. A well-publicized incident of breach of contract by us could result in a negative perception of our company and our services, damage to our reputation, and the loss of current or potential customers. This would have an adverse effect on our business, financial condition, and results of operations.

Acquisitions may not be available or economical which may slow the Company’s growth.

Our growth strategy includes the evaluation of selective acquisition opportunities which may place significant demands on our resources. We may not be successful in identifying suitable acquisition opportunities (concepts, scripts, casts, directors, technicians, etc.) and if such opportunities are identified, we may not be able to obtain acceptable financing for the acquisition, reach agreeable terms with acquisition candidates, or successfully integrate acquired businesses.

An element of our growth strategy is the acquisition and integration of projects in order to increase our density within certain geographic areas, capture market share in the markets in which operations currently exist and improve profitability. We will be unable to acquire other projects if we are unable to identify suitable acquisition opportunities, obtain financing on acceptable terms, or reach mutually agreeable terms. In addition to the extent that consolidation becomes more prevalent in our industry, the prices for suitable project candidates may increase to unacceptable levels thereby limiting our growth ability.

Our growth through selective projects may place significant demands on management and our operational and financial resources. Acquisitions involve numerous risks including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth and the potential loss of key employees.

We may also encounter difficulties in integrating any project we may acquire or will have recently acquired, with our existing operations. Success in these transactions depends on our ability to be successful with our operational and financial systems, integrate and retain the customer base and realize cost reduction synergies.

Failure to integrate or to manage growth could have a material adverse effect on our business. Further, we may be unable to maintain or enhance the profitability of any acquired project, consolidate its operations to achieve cost savings, or maintain or renew any of its contracts.

In addition, liabilities may exist that we fail or are unable to discover in the course of performing due diligence investigations on any project we may acquire or have recently acquired. Also there may be additional costs relating to acquisitions including but not limited to possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible, or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the project or property acquired. Any such liabilities, individually or in aggregate, could have a material adverse effect on our business.

If we cannot effectively compete with new or existing project providers, the results of our operations and financial condition will be severely affected.

Our industry is intensely competitive. Our direct competitors include companies that are national and international in scope and some competitors have substantially more personnel, financial, technical and marketing resources than we do, generate greater revenues than we do, and have greater name recognition than we do. The recent trends toward consolidation in the industry may lead to further competition. In addition, some competitors may be willing to offer similar services at lower prices, accept a lower profit margin, or expend more capital to maintain or increase their business. If we are unable to successfully compete with new or experienced providers, our business, financial condition, and results of operations will be adversely affected.

Internet regulation may dampen our growth.

We are subject to the same federal, state and local laws as other companies obtaining business from the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. Current and future laws and regulations could harm our business, results of operation and financial condition

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 570 El Camino Real NR-150, Redwood City, CA 94063 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of July 31, 2015, we had 31 stockholders of record of the 207,490,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

•

our financial condition;

•

earnings;

•

need for funds;

•

capital requirements;

•

prior claims of preferred stock to the extent issued and outstanding; and

•

other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Company’s ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

For the year ended July 31, 2015 we generated revenue of $1,388 compared to $2,322 for the year ended July 31, 2014.

Costs and Expenses

Operating expenses during year ended July 31, 2015 were $27,135, consisting of general and administrative, expedition expense and professional fees. In comparison, operating expenses in the year ended July 31, 2014 were $12,333, consisting of general and administrative and professional fees. The increase in total expenses from 2014 to 2015 is primarily attributable to a significant increase in expedition expense.

Liquidity and Capital Resources

As of July 31, 2015, we had $221 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended July 31, 2015 and 2014. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	Fiscal Year Ended July 31,
	2015	2014
Net cash used in operating activities	$23,789	$8,334
Net cash used in investing activities	--	--
Net cash provided by financing activities	22,633	9,660
Net increase (decrease) in Cash	(1,156)	1,326
Cash, beginning of year	1,377	51
Cash, end of year	$221	$1,377

Operating activities

Net cash used in operating activities was $23,789 for the year ended July 31, 2015, as compared to $8,334 used in operating activities for the same period in 2014. The increase in net cash used in operating activities was primarily due to an increase in the expedition expenses.

Investing activities

Net cash used in investing activities was $0 for the year ended July 31, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the year ended July 31, 2015 was $22,633, as compared to $9,660 for the same period of 2014.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of increased revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIGFOOT PROJECT INVESTMENTS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDING JULY 31, 2015 AND 2014

TABLE OF CONTENTS

Page

INDEPENDENT AUDITOR’S REPORTS.

F-1

FINANCIAL STATEMENTS

Balance Sheets.

F-3

Statements of Operations

F-4

Statements of Stockholders’ Deficit

F-5

Statements of Cash Flows

F-6

Notes to Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Bigfoot Project Investments, Inc.

We have audited the accompanying balance sheet of Bigfoot Project Investments, Inc. (the “Company”) as of July 31, 2015, and the related statement of operations, changes in stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bigfoot Project Investments, Inc. as of July 31, 2014, were audited by other auditors whose report dated December 11, 2014, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015 and the results of its operations and its cash flows for the year then ended; in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has not yet generated enough revenues from its operations to cover its operating expense and has incurred an accumulated deficit of $796,721 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the financial statements, which include raise additional capital by future public or private offerings of the Company’s stock or through loans from private investors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
November 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Bigfoot Project Investments Inc.

We have audited the accompanying balance sheet of Bigfoot Project Investments Inc. as of July 31, 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2014.  Bigfoot Project Investments Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bigfoot Project Investments Inc. as of July 31, 2014, and the results of its operations and its cash flows for year ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company is in the development stage, has earned only minimal revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended July 31, 2014. These matters raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
December 11, 2014

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets

ASSETS
	July 31, 2015	July 31, 2014

Current Assets
Cash	$221	$1,377
Restricted Cash	22,937	-
Accounts Receivable	-	139
Inventory	3,168	3,337
Total current assets	26,326	4,853

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(4,616)	(2,768)
Total Other Assets	884	2,732

Total Assets	$ 27,210	7,585

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Advance from shareholders	$59,715	$37,082
Accrued Interest	49,278	29,918
Subscription payable received subject to refund	22,930	-
Promissory Note - Related Party	484,518	484,518
Total Current Liabilities	616,441	551,518

Total Liabilities	616,441	551,518

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,490,000 issued and outstanding as of July 31, 2015 and July 31, 2014	207,490	207,490
Accumulated deficit	(796,721)	(751,423)

Total Stockholders' deficit	(589,231)	(543,933)

Total liabilities & Stockholders' deficit	$27,210	$7,585

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014

Revenue	$1,388	$2,437

Cost of Goods Sold	191	353
Gross profit	1,197	2,084

Operating expenses:
Professional fees	4,304	6,500
General and administrative	5,855	5,833
Expedition expense	16,976	-
Total operating expenses	27,135	12,333

Net loss from operations	(25,938)	(10,249)

Other Income (Expense)
Interest Income	1	-
Interest Expense	(19,361)	(19,371)
Total Other Income (Expense)	(19,360)	(19,371)

Net loss	$(45,298)	$(29,620)

Basic and diluted loss per shares	$(0.00)	$(0.00)

Weighted average shares outstanding	207,490,000	207,490,000

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, July 31, 2013	207,490,000	$207,490	$-	$(721,803)	$(514,313)

Net loss, year ended July 31, 2014	-	-	-	(29,620)	(29,620)
Balance, July 31, 2014	207,490,000	207,490	-	(751,423)	(543,933)

Net loss, year ended July 31, 2015	-	-	-	(45,298)	(45,298)
Balance, July 31, 2015	207,490,000	$207,490	$-	$(796,721)	$(589,231)

See accompanying noted to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Cash flow from operating activities:
Net loss	$(45,298)	$(29,620)
Accumulated Amortization	1,848	1,848
Change in operating liabilities:
Accounts Receivable	139	(139)
Inventory	169	216
Decrease in Restricted Cash	(7)	-
Accrued Interest	19,360	19,361
Net cash used in operating activities	(23,789)	(8,334)

Cash flow from financing activities
Proceeds for Advances from Shareholders	22,633	9,171
Proceeds from Promissory Note	-	489
Net cash provided by financing activities	22,633	9,660

Net (decrease) increase in cash	(1,156)	1,326
Cash at beginning of period	1,377	51
Cash at end of period	$221	$1,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2015

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

The Company was incorporated in the State of Nevada on November 30, 2011. The company’s administrative office is located at 570 El Camino Real NR-150, Redwood City, CA and its fiscal year ended July 31. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was established as an entertainment investment company.

The Company’s mission is to create exciting and interesting proprietary investment project, entertainment properties surrounding the mythology, research, and potential capture of the creature known as Bigfoot. The Company will perform research in determining the existences of an elusive creature commonly known as Bigfoot. For the past six years the research team, that has joined the company, has performed research on expeditions throughout the United States and Canada.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of July 31, 2015 and 2014, the Company has unrestricted cash of $221 and $1,377, respectively.

Restricted Cash

For the purposes of the statement of cash flows, the Company does not consider the restricted cash listed on the balance sheet to be a cash equivalent. These funds are amounts received for outstanding stock subscriptions related to the current offering. In the event that the Company does not meet the stated minimum of stock subscription sales these funds will be returned to the subscribers. As of July 31, 2015 and 2014, the Company has restricted cash of $22,937 and $0, respectively.

Inventory Valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined on a “first-in, first-out” basis, which approximates actual cost. We have no policy for a reserve for excess and obsolete inventory based on forecasted demand since inventory generally does not become obsolete.

Website Development Cost

The Company has adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under the requirements of Sections 305-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs, which are amortized on a straight line basis over the estimated useful lives of three (3) years. Upon becoming fully amortized, the related costs and accumulated amortization are removed from the account.

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

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition." Revenue consists of proceeds and commissions from sale of DVDs and videos. Revenue is recognized only when all of the following criteria have been met:

i)

Persuasive evidence for an agreement exists

ii)

Goods (DVD) have been delivered

iii)

The fee is fixed or determinable

iv)

Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The company generated revenues in the amounts of $1,388 and $2,437 during the periods ended July 31, 2015 and 2014, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of July 31, 2015. The Company’s financial instruments consist of cash, accounts receivable, accrued expenses and related party notes payable. The carrying amount of these financial instruments approximates fair value either based on the length of maturities or interest notes that approximate prevailing market rates unless otherwise discussed in these financial statements.

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

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there was no warrant or option issued.

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended July 31, 2015.

The following is a reconciliation of basic and diluted earnings per share for 2015 and 2014:

	Year Ended	Year Ended
	July 31, 2015	July 31, 2014
Numerator:
Net income (loss) available to common shareholders	$(45,298)	$(29,620)

Denominator:
Weighted average shares – basic	207,490,000	207,490,000

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities” (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation The amendment results in the removal of all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby, improving financial reporting by eliminating the cost and complexity associated with providing that information.

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

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) (collectively, the Boards) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. This converged standard is effective for annual and interim periods beginning after December 15, 2016. The Company is currently assessing the potential effects on our financial condition and results of operations.

NOTE 2 - GOING CONCERN

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

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operation and growth. Management may raise additional capital by future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the year ending July 31, 2015, additional advances from shareholders were received in the amount of $22,633. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2015 and 2014 were $59,715 and 37,082, respectively.

NOTE 4 – PROMISSORY NOTE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2016.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects.

Interest expense for the years ended July 31, 2015 and 2014 was $19,361 and 19,371, respectively.

NOTE 5 - CAPITAL STOCK

In January 2012, 201,840,000 of common shares were issued to the founding shareholders of the Company for services provided at $.001 per share. In January, 2012 an additional 1,000,000 shares of common stock were issued for a Service Exchange Agreement. These shares were valued at $.001 per shares. In March 2012, 200,000 shares were issued for $10,000 cash at a contract price of $.05 per share.

On January 15, 2013, 4,400,000 shares were issued as part of the asset transfer agreement. These shares were issued at the contracted price of $0.10 per share and have the par value of $0.001 per share. On January 31, 2013, 50,000 shares were issued for contracted services. These shares were valued at a price of $0.10 per share.

The Company has 207,490,000 shares of common stock issued and outstanding as of July 31, 2015 and 2014.

NOTE 6 – DISTRIBUTION AGREEMENT

The Company entered into a Distribution Agreement on September 2, 2011 with the Bosko Group providing them a non-exclusive right to market the sales of its DVD’s. The Distribution Agreement requires the Company to pay the Bosko Group ten percent (10%) of the selling price of the DVD’s sold. This agreement remain in effect for a period of 4 years and shall be automatically renewable for additional 4 years with no limit on the number of times the agreement may be automatically renewed, unless either party gives notice to the other of its desire to terminate the Agreement at least sixty (60) days before expiration of the original or renewal term.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. As of the date of this report, except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 8 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of July 31, 2015:

	July 31, 2015	July 31, 2014
Deferred tax assets:
Net operating loss carryover	$125,835	$108,320
Valuation allowance	(125,835)	(108,320)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 39% statutory rate to the income tax recorded is as follows:

	July 31, 2015	July 31, 2014
Net provision for federal income taxes (benefits):
Net operating loss carryover	$49,076	$11,552
Valuation allowance	(49,076)	(11,552)
	$-	$-

As of July 31, 2015, the Company did not pay any income taxes nor have they paid or accrued any taxes during the August 1, 2011 through July 31, 2015.

The net federal loss carry forward will begin to expire in 2034. No tax benefit has been reported in the July 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance in the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – SUBSCRIPTION PAYABLE

As of July 31, 2015 the directors of the company have sold two hundred twenty one thousand shares (221,000) of stock the funds for which are being held in the escrow account. The directors are currently making a concerted effort to sell the additional shares needed to meet the minimum.

NOTE 10- SUBSEQUENT EVENTS

As of October 31, 2015, per the terms in our initial offering we will be closing the stock offering and making an accounting of the total number of shares sold. The funds are being held in a brokerage account and are classified on the Balance Sheet and as a subscription payable due to the provisions in the initial offering. In the event that the total number of shares of stock sold in the offering is less than the minimum shares of three million (3,000,000) as stipulated, the Company will be returning the funds collected and deposited in the escrow account to investors within 60 days.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Tom Biscardi and Principal Financial Officer, Dennis Kazubowski, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of July 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2015 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

DENNIS J. KAZUBOWSKI

The name, address, age, and positions of one of our directors is set forth below:

Name and Address	Age	Position
Dennis J. Kazubowski	57	Acting CFO, President, Director
715 North First Street, Suite 21
San Jose, CA. 95112

Mr. Kazubowski’s experience in the field of law and contracts gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific expertise will aid us in the planning of expeditions by allowing us to have incite on the permits and licenses required for entry into locations.

Retired since 2008.

YOUSSARY (JOE) KELADA MD

The name, address, age, and positions of one of our Directors are set forth below:

Name and Address	Age	Position
Youssary (Joe) Kelada, MD	61	Director
Roseville Family Health Care
406 Sunrise Avenue, Suite 250
Roseville, CA. 95661

Mr. Kelada’s experience in real estate, entrepreneur of businesses and commercial transactions firm gives him experience which will be beneficial to him as a director of the corporation. His experience in commercial transactions will benefit us in the negations of service and other business contracts.

1983-Present – Solo Medical Practice, Roseville, CA.

CARMINE T. BISCARDI

The name, address, age, and position of one of our directors is set forth below:

Name and Address	Age	Position
Carmine T. Biscardi	66	CEO, Director
570 El Camino Real Nr-150
Redwood City, CA. 94063

Mr. Biscardi’s experience in the research of a creature known as Bigfoot or Sasquatch and his over 20 years as an owner and manager of a marketing and consulting firm gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation.

His experience in the planning and leading of expeditions as well as the production of films from such expeditions is invaluable to our business.

WORK HISTORY

Apr 2006 – Present - Searching For Bigfoot Inc. Redwood City, CA.-Director & Owner

Jan 1991 Present Tom Biscardi Associates Redwood City, CA. - Owner & Manager

Promotions. Marketing. Consulting.

C. THOMAS BISCARDI, JR.*

The name, address, age, and positions of one of our directors are set forth below:

Name and Address	Age	Position
C. Thomas Biscardi, Jr.	46	Director
112 Ironwood Road,
Middlesboro, KY. 40965

Mr. Biscardi’s sales and management experience along with Army training as a Ranger makes him an invaluable asset and firm gives him experience which will be beneficial to him on the board of directors. His experience and training allow us to plan expeditions with the thought that security has already been accounted for. His contributions to the planning of expeditions and the selection of personnel for those expeditions allow the other planners to concentrate on their field of expertise and are very beneficial to the company.

WORK EXPERIENCE

2008-Present - Food City, Middlesboro KY. -Assistant Store Manager.

* Son of Carmine T. Biscardi the Company’s President, CEO and director.

WILLIAM F. MARLETTE

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
William F. Marlette 14231 Meadowrun St.	67	Director
San Diego CA. 92129

Mr. Marlette’s business experience including being a government contractor project manager gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific field of experience as a government contractor allows him to aid us in the planning and organizing of expeditions.

WORK HISTORY

Retired – July, 2011 - Present

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Carmine T. Biscardi	2016	$0	$0	$0	$0	$0
COO, CEO	2015	$0	$0	$0	$0	$0
President, Dir.

William F. Marlette	2016	$0	$0	$0	$0	$0
Secretary, Treasurer, CFO,(2013) , Dir	2015	$0	$0	$0	$0	$0

Dennis J. Kazubowski	2016	$0	$0	$0	$0	$0
Director, Treasurer, CFO	2015	$0	$0	$0	$0	$0

Youssary Kellada, M.D.	2016	$0	$0	$0	$0	$0
Director	2015	$0	$0	$0	$0	$0

C. Thomas Biscardi, Jr.	2016	$0	$0	$0	$0	$0
Director	2015	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of July 31, 2015.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock / Percent of Class

Carmine T. Biscardi, Dir. 570 El Camino Real NR-150 Redwood City, CA 94063	125,585,000 60.53%

William F. Marlette, Dir 14231 Meadowrun Street San Diego, CA 92129	26,250,000 12.65%

Greta Goth, Dir. 1265 Westridge Drive Portola Valley, CA 94208	18,500,000 8.91%

Youssary (Joe) Kelada, MD, Dir. 406 Sunrise Avenue Suite 250 Roseville Ca 95112	15,000,000 7.23%

Dennis J. Kazubowski, Dir. 715 North First Street, Suite 21 San Jose, CA 95112	6,300,000 3.04%

Richard L. Fletcher, Dir. 1535 Farmers Lane Santa Rosa, CA 95405	5,500,000 2.65%

C. Thomas Biscardi, Jr., Dir. 112 Ironwood Road Middlesboro, KY 40965	5,700,000 2.75%

Officers and Directors as a Group	97.76%

(*)

Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)

Percent of class is calculated on the basis of the number of shares outstanding on July 31, 2015 (207,490,000).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by ANTON & CHIA, LLP for 2015 were $11,550.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bigfoot Project Investments Inc.

By: /s/ Tom Biscardi

Tom Biscardi, President

Date: November 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Biscardi	Principal Executive Officer and Director	November 23, 2015
Tom Biscardi

/s/ Dennis Kazubowski	Principal Financial Officer and Director	November 23, 2015
Dennis Kazubowski