Form 10-Q
period 2015-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2015-12-21
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Yes      . No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on October 31, 2015 was 207,490,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Unaudited Balance Sheets
As of October 31, 2015 and July 31, 2015

ASSETS
	October 31, 2015	July 31, 2015
	(Unaudited)	(Audited)
Current Assets
Cash	$431	$221
Restricted Cash	23,663	22,937
Inventory	5,377	3168
Total current assets	29,471	26,326

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,078)	(4,616)
Total Other Assets	422	884

Total Assets	$29,893	$27,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Advance from shareholders	$71,042	$59,715
Accrued Interest	54,119	49,278
Subscriptions payable received subject to refund	23,655	22,930
Promissory note - related party	484,518	484,518
Total current liabilities	633,334	616,441

Total Liabilities	633,334	616,441

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,940,000 issued and outstanding as of 07/31/2015 and 10/31/2015, respectively	207,490	207,490
Accumulated deficit	(810,931)	(796,721)
Total stockholders' deficit	(603,441)	(589,231)

Total liabilities & stockholders’ deficit	$29,893	$27,210

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2015	October 31, 2014

Revenue	$1,360	$444

Cost of Goods Sold	166	6
	1,194	438
Operating expenses:
Professional fees	8,300	2,200
General and administrative	2,263	1,281
Total operating expenses	10,563	3,481

Net loss from operations	(9,369)	(3,043)

Other (Expense)
Interest Expense	(4,840)	(4,840)

Net loss	$(14,209)	$(7,883)

Basic and diluted loss per shares	$-	$-

Weighted average shares outstanding	207,940,000	207,940,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2015	October 31, 2014
Cash flow from operating activities:
Net loss	$(14,209)	$(7,883)
Accumulated Amortization	462	462
Change in operating liabilities:
Accounts Receivable	-	19
Inventory	(2,209)	6
Accounts Payable	-	1,150
Accrued Interest	4,840	4,840
Net cash used in operating activities	(11,116)	(1,406)

Cash flow from financing activities
Proceeds for Advances from shareholders	11,326	650
Net cash provided by financing activities	11,326	650

Net increase in cash	210	(756)
Cash at beginning of period	221	1,377
Cash at end of period	$431	$621

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited financial statements

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

The accompanying balance sheet as of October 31, 2015, has been derived from the audited financial statements. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2015 filed on SEC website on November 24, 2015.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of July 31, 2015 and October 31, 2015, the Company has unrestricted cash of $221 and $431, respectively. The Company does not have any cash equivalents as of July 31, 2015 or October 31, 2015.

Restricted Cash

For the purposes of the statement of cash flows, the Company does not consider the restricted cash listed on the balance sheet to be a cash equivalent. These funds are amounts received for outstanding stock subscriptions related to the current offering. In the event that the Company does not meet the stated minimum of stock subscription sales these funds will be returned to the subscribers. As of July 31, 2015 and October 31, 2015, the Company has restricted cash of $22,937 and $23,663, respectively.

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

(i)

Persuasive evidence for an agreement exists

(ii)

Goods (DVD) have been delivered

(iii)

The fee is fixed or determinable

(iv)

Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The company generated revenue in the amounts of $1,360 for the quarter ended October 31, 2015.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended October 31, 2015.

The following is a reconciliation of basic and diluted earnings per share for 2015 and 2014:

	Period Ended	Period Ended
	October 31, 2015	October 31, 2014
Numerator:
Net (loss) available to common shareholders	$(14,209)	$(7,883)

Denominator:
Weighted average shares – basic	207,490,000	207,490,000

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the quarter ending October 31, 2015, additional advances from shareholders were received in the amount of $11,327. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2015 were $59,715 and as of October 31, 2015 were $71,042.

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

Interest expense for the three months ended October 31, 2015 and 2014 was $4,840.

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

The Company has 207,490,000 shares of common stock issued and outstanding as of July 31, 2015 and October 31, 2015.

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

NOTE 8 – SUBSCRIPTION PAYABLE

As of October 31, 2015 the directors of the company have sold two hundred twenty one thousand shares (221,000) of stock the funds for which are being held in the escrow account. The directors are currently making a concerted effort to sell the additional shares needed to meet the minimum number of shares as specified in the offering.

NOTE 10- SUBSEQUENT EVENTS

As of October 31, 2015, we have closed the offering and were unable to meet our minimum number of stock sales. The Board intends to create a new offering as soon as this offering is closed and is in the process of contacting the subscription holders to determine if they would like a refund or to roll the funds over into the new offering.

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

RESULTS OF OPERATIONS

During the three months ended October 31, 2015, we generated revenue of 1,360. During the three months ended October 31, 2014, we generated revenue of $444.

Operating expenses during the three months ended October 31, 2015 were $10,563.  Operating expenses during the three months ended October 31, 2014 were $3,481.  Operating expenses for the three months ended October 31, 2015 consisted of professional fees of $8,300 and general and administrative fees of $2,263. Operating expenses for the three months ended October 31, 2014 consisted of professional fees of $2,200 and general and administrative fees of $1,281. Expenses increased during 2015 mainly due to the Company’s reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015.

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

Liquidity and Capital Resources

As of October 31, 2015, we had $431 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2015 and 2014:

	Period Ended October 31, 2015	Period Ended October 31, 2014
Net cash used in operating activities	$(11,116)	$(1,406)
Net cash used in investing activities	-	-
Net cash provided by financing activities	11,326	650
Net increase (decrease) in Cash	210	(756)
Cash, beginning	221	1,377
Cash, ending	$431	$621

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

Operating activities

Net cash used in operating activities was $11,116 for the period ended October 31, 2015, as compared to $1,406 used in operating activities for the period ended October 31, 2014.

Investing activities

Net cash used in investing activities was $0 for the period ended October 31, 2015, as compared to $0 used in investing activities for the same period in 2014.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2015 was $11,326 as compared to $650 for the same period of 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended October 31, 2015.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: December 21, 2015	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)