Form 10-Q
period 2016-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-03-21
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

(415) 518-8494

(Registrant’s telephone number, including area code)

Southwest Business Services, LLC
701 N Green Valley Pkwy
Henderson, NV 89074
(702) 990-3320
(Name, address and telephone number for agent for service)

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

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets
As of January 31, 2016 and July 31, 2015

ASSETS
	January 31, 2016	July 31, 2015
	(Unaudited)	(Audited)
Current Assets
Cash	$193	$221
Restricted Cash	23,663	22,937
Inventory	5,377	3,168
Total current assets	29,233	26,326

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(4,616)
Total Other Assets	-	884

Total Assets	$29,233	$27,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$2,765	$-
Advance from shareholders	74,041	59,715
Accrued Interest	58,959	49,278
Subscriptions payable received subject to refund	23,655	22,930
Promissory note - related party	484,518	484,518
Total current liabilities	643,938	616,441

Total Liabilities	643,938	616,441

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,490,000 issued and outstanding as of 07/31/2015 and 01/31/2016, respectively	207,490	207,490
Accumulated deficit	(822,195)	(796,721)

Total stockholders' deficit	(614,705)	(589,231)

Total liabilities & stockholders’ deficit	$29,233	$27,210

See accompanying notes to unaudited condensed financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2016	January 31, 2015	January 31, 2016	January 31, 2015

Revenue	$256	$267	$1,616	$710

Cost of Goods Sold	-	-	166	5
	256	267	1,450	705

Operating expenses:
Professional fees	1,965	-	12,615	2,200
General and administrative	2,366	1,498	4,629	2,778

Total operating expenses	4,331	1,498	17,244	4,923

Net loss from operations	(4,075)	(1,231)	(15,794)	(4,923)

Other Income (Expense)
Interest Income	1	-	1	-
Interest Expense	(4,840)	(4,840)	(9,680)	(9,681)

Net loss	$(8,915)	$(6,074)	$(25,474)	$(13,954)

Basic and diluted loss per shares	$-	$-	$-	$-

Weighted average shares outstanding	207,490,000	207,490,000	207,490,000	207,490,000

See accompanying notes to unaudited condensed financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	January 31, 2016	January 31, 2015
Cash flow from operating activities:
Net loss	$(25,474)	$(13,954)
Amortization	884	924
Change in operating liabilities:
Accounts Receivable	-	91
Inventory	(2,209)	5
Accounts Payable	2,765	1,110
Accrued Interest	9,680	9,680
Net cash used in operating activities	(14,354)	(2,144)

Cash flow from financing activities
Proceeds for Advances from shareholders	14,326	3,075
Net cash provided by financing activities	14,326	3,075

Net (decrease) increase in cash	(28)	931
Cash at beginning of period	221	1,377
Cash at end of period	$193	$2,308

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to unaudited condensed financial statements

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

The accompanying unaudited balance sheet as of January 31, 2016 has been derived from the audited financial statements. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2015 filed on SEC website on November 24, 2015.

Use of Estimates

The preparation of unaudited condensed financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of July 31, 2015 and January 31, 2016, the Company has unrestricted cash of $221 and $193, respectively. The Company does not have any cash equivalents as of July 31, 2015 or January 31, 2016.

Restricted Cash

For the purposes of the statement of cash flows, the Company does not consider the restricted cash listed on the balance sheet to be a cash equivalent. These funds are amounts received for outstanding stock subscriptions related to the current offering. Due to the fact that the Company did not meet the stated minimum of stock subscription sales these funds are in the process of being returned to the subscribers. As of July 31, 2015 and January 31, 2016, the Company has restricted cash of $22,937 and $23,663, respectively.

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

(i)

Persuasive evidence for an agreement exists

(ii)

Goods (DVD) have been delivered

(iii)

The fee is fixed or determinable

(iv)

Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The company generated revenue in the amounts of $256 for the quarter ended January 31, 2016.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of January 31, 2016. The Company’s financial instruments consist of cash, accounts receivable, accrued expenses and related party notes payable. The carrying amount of these financial instruments approximates fair value either based on the length of maturities or interest notes that approximate prevailing market rates unless otherwise discussed in these financial statements.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended January 31, 2016.

The following is a reconciliation of basic and diluted earnings per share for the six months ended January 31, 2016 and 2015:

	Period Ended	Period Ended
	January 31, 2016	January 31, 2015
Numerator:
Net (loss) available to common shareholders	$(25,474)	$(13,954)

Denominator:
Weighted average shares – basic	207,490,000	207,490,000

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the six months endings January 31, 2016, additional advances from shareholders were received in the amount of $14,326. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2015 were $59,715 and as of January 31, 2016 were $74,041.

NOTE 4 – PROMISSORY NOTE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2016. The holders of this note have agreed to execute a new due date of January 31, 2017.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects.

Interest expense for the six months ended January 31, 2016 and 2015 was $9,680 and $9,681.

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

The Company has 207,490,000 shares of common stock issued and outstanding as of July 31, 2015 and January 31, 2016.

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

NOTE 8 – SUBSCRIPTION PAYABLE

As of January 31, 2016 the directors of the company had sold two hundred twenty one thousand shares (227,000) of stock the funds for which are being held in the escrow account. The directors were unable to obtain sufficient subscriptions to sell the additional shares needed to meet the minimum number of shares as specified in the offering. Therefore, the directors are in the process of returning the funds received for the subscriptions.

NOTE 9- SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after January 31, 2016 through the date of this filing in accordance with FASB ASC 855, “Subsequent Event”. The Company determined that is does not have any additional subsequent event requiring recording or disclosure.

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

RESULTS OF OPERATIONS

During the three months ended January 31, 2016, we generated revenue of $256. During the three months ended January 31, 2015, we generated revenue of $267.

During the six months ended January 31, 2016, we generated revenue of $1,616. During the six months ended January 31, 2015, we generated revenue of $710.

Operating expenses during the three months ended January 31, 2016 were $$4,331. Operating expenses during the three months ended January 31, 2015 were $$1,498.

Operating expenses during the six months ended January 31, 2016 were $17,244. Operating expenses during the six months ended January 31, 2015 were $4,928. Operating expenses for the six months ended January 31, 2016 consisted of professional fees of $12,615 and general and administrative fees of $4,629. Operating expenses for the six months ended January 31, 2015 consisted of professional fees of $2,200 and general and administrative fees of $2,778. Expenses increased during 2015 mainly due to the Company’s reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015.

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

Liquidity and Capital Resources

As of January 31, 2016, we had $193 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2016 and 2015:

	Period Ended January 31, 2016	Period Ended January 31, 2015
Net cash used in operating activities	$(25,474)	$(2,144)
Net cash used in investing activities	-	-
Net cash provided by financing activities	14,326	3,075
Net increase (decrease) in Cash	(28)	931
Cash, beginning	221	1,377
Cash, ending	$193	$2,308

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

Operating activities

Net cash used in operating activities was $14,354 for the period ended January 31, 2016, as compared to $2,144 used in operating activities for the period ended January 31, 2015.

Investing activities

Net cash used in investing activities was $0 for the period ended January 31, 2016, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2016 was $14,326 as compared to $3,075 for the same period of 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2016.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: March 19, 2016	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)