Form 10-Q
period 2016-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-06-14
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Yes      .  No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on June 13, 2016 was 208,717,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED APRIL 30, 2016

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Bigfoot Project Investments, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," “Bigfoot,” "our," "us," the "Company," refers to Bigfoot Project Investments, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIGFOOT PROJECT INVESTMENTS, INC.

Condensed Financial Statements

(Expressed in US dollars)

April 30, 2016 (unaudited)

Financial Statement Index

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets
As of April 30, 2016 and July 31, 2015

ASSETS
	April 30, 2016	July 31, 2015
	(Unaudited)	(Audited)
Current Assets
Cash	$19,163	$221
Money Market	2,139	-
Restricted Cash	-	22,937
Inventory	5,377	3,168
Total current assets	26,679	26,326

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(4,616)
Total Other Assets	-	884

Total Assets	$26,679	$27,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Advance from shareholders	$81,341	$59,715
Accrued Interest	63,799	49,278
Subscriptions payable received subject to refund	-	22,930
Promissory note - related party	484,518	484,518
Total current liabilities	629,658	616,441

Total Liabilities	629,658	616,441

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 207,490,000 issued and outstanding as of 07/31/2015 and 04/30/2016, respectively	207,490	207,490
Shares to be Issued	31,300	-
Accumulated deficit	(841,769)	(796,721)

Total stockholders' deficit	(602,979)	(589,231)

Total liabilities & stockholders’ deficit	$26,679	$27,210

The accompanying notes are an integral part of these unaudited financial statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenue	$339	$963	$1,955	$1,674

Cost of Goods Sold	-	320	166	325
	339	643	1,789	1,349

Operating expenses:
Professional fees	5,925	500	18,540	2,700
Expedition Expenses	7,623	-	7,623	-
General and administrative	1,524	1,899	6,154	4,677
Total operating expenses	15,072	2,399	32,317	7,377

Net loss from operations	(14,733)	(1,756)	(30,528)	(6,028)

Other Income (Expense)
Interest Income	1	1	2	1
Interest Expense	(4,840)	(4,840)	(14,521)	(14,521)

Net loss	$(19,573)	$(6,595)	$(45,047)	$(20,548)

Basic and diluted loss per shares	$-	$-	$-	$-

Weighted average shares outstanding	207,490,000	207,490,000	207,490,000	207,490,000

The accompanying notes are an integral part of these unaudited financial statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2016	April 30, 2015
Cash flow from operating activities:
Net loss	$(45,047)	$(20,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Amortization	884	1,386
Change in operating liabilities:
Accounts Receivable	-	(321)
Inventory	(2,209)	169
Accounts Payable	-	190
Accrued Interest	14,521	14,521
Net cash used in operating activities	(31,851)	(4,604)

Cash flow from financing activities
Change in restricted cash	22,937	(22,942)
Proceeds from sale of IPO subject to refund	(22,930)	22,930
Proceeds for April 2016 Offering	31,300	-
Proceeds for advances from shareholders	21,626	3,556
Net cash provided by financing activities	52,933	3,544

Net (decrease) increase in cash	21,082	(1,060)
Cash at beginning of period	221	1,377
Cash at end of period	$21,303	$317

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

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

The accompanying unaudited balance sheet as of April 30, 2016 has been derived from the audited financial statements. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2015 filed on SEC website on November 24, 2015.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of July 31, 2015 and April 30, 2016, the Company has unrestricted cash of $221 and $21,302, respectively. The Company does not have any cash equivalents as of July 31, 2015 or April 30, 2016.

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

Restricted Cash

For the purposes of the statement of cash flows, the Company does not consider the restricted cash listed on the balance sheet to be a cash equivalent. These funds are amounts received for outstanding stock subscriptions related to the current offering. Due to the fact that the Company did not meet the stated minimum of stock subscription sales as of April 30, 2016 these funds have been refunded. As of July 31, 2015 the Company had restricted cash of $22,937.

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

i.

Persuasive evidence for an agreement exists

ii.

Goods (DVD) have been delivered

iii.

The fee is fixed or determinable

iv.

Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The company generated revenue in the amounts of $339 for the quarter ended April 30, 2016.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended April 30, 2016.

The following is a reconciliation of basic and diluted earnings per share for the nine months ended April 30, 2016 and 2015:

	Period Ended	Period Ended
	April 30, 2016	April 30, 2015
Numerator:
Net (loss) available to common shareholders	$(45,047)	$(20,548)

Denominator:
Weighted average shares – basic	207,490,000	207,490,000

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the year ending July 31, 2012, the company has $21,988 loan which were advances from shareholders, bearing no interest and due on demand. In the year ending July 31, 2013, additional advances were made in the amount of $4,220; these advances bear no interest and are due on demand.

In the year ending July 31, 2013, a majority shareholder paid $9,086 for inventories for the Company. In the year ending July 31, 2014 additional advances of $6,650 were made. These advances bear no interest and are due on demand.

In the year ending July 31, 2015, shareholders advanced additional funds in the amount of $22,633. In the nine-month period ending April 30, 2016, shareholders advanced additional funds in the amount of $ 21,626. The balances of Advances from shareholders were $81,341 and $59,715 as of April 30, 2016 and July 31, 2015.

NOTE 4 – PROMISSORY NOTE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2017.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects.

Interest expense for the nine months ended April 30, 2016 and 2015 was $14,521 and $14,521.

NOTE 5 - CAPITAL STOCK

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

On January 15, 2013, 440,000 shares were issued as part of the merger/acquisition. On January 31, 2013, 50,000 shares were issued for contracted services. These shares were issued at the contracted price of $0.10 per share and have the par value of $0.001 per share.

The Company has 207,940,000 and 207,940,000 shares of common stock issued and outstanding as of April 30, 2015 and July 31, 2014, respectively.

During the three months ending April 30, 2015, the Company has sold pending stock subscriptions for $22,700 for a total of 227,000 shares. Since the IPO offering has a minimum goal of 3,000,000 shares the funds for the pending subscriptions have been deposited in a brokerage account until the minimum number of shares is sold.

The expiration date of the initial offering with the extension was October 2015. The Company was unable to meet the minimum required; therefore, reimbursement checks were issued to each of the subscribers.

The Company submitted a new offering and the new offering was effective April 14, 2016. As of April 30, 2016 the Company had received subscription payments of $31,300 for a total of 313,000 shares of stock.

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

NOTE 8 – PENDING SUBSCRIPTIONS

As of October 31, 2015 the initial offering was closed. The directors of the company were unable to sell the minimum required by the offering. The funds submitted for these offerings have been reimbursed to the subscribers in the form of checks.

NOTE 9- SUBSEQUENT EVENTS

As of May 29, 2016, the new filing was closed by the Board. The Company was able to sell a total of one million two hundred twenty-seven thousand (1,227,000) shares in this offering to a total of 59 new investors. The funds from this offering will be used as specified in the offering for current reimbursements and to pay operating expenses as they are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2016 $	December 31, 2015 $
Current Assets	26,679	27,210
Current Liabilities	626,658	616,441
Working Capital (Deficit)	(599,979)	(589,231)

Cash Flows

	April 30, 2016 $	April 30, 2015 $
Cash Flows used in Operating Activities	(31,851)	(4,604)
Cash Flows provided by Financing Activities	52,933	3,544
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	21,082	(1,060)

Results for the Three and Nine Month Periods Ended April 30, 2016 Compared to the Three and Nine Month Periods Ended April 30, 2015

Operating Revenues

During the three months ended April 30, 2016, we generated revenue of $339. During the three months ended April 30, 2015, we generated revenue of $963.

During the nine months ended April 30, 2016, we generated revenue of $1,955. During the nine months ended April 30, 2015, we generated revenue of $1,674.

Operating Expenses

Operating expenses during the three months ended April 30, 2016 were $15,072. Operating expenses during the three months ended April 30, 2015 were $2,399.

Operating expenses during the nine months ended April 30, 2016 were $32,317. Operating expenses during the nine months ended April 30, 2015 were $7,377. Operating expenses for the nine months ended April 30, 2016 consisted of professional fees of $18,540, expedition expenses of $7,623, and general and administrative fees of $6,154. Operating expenses for the nine months ended April 30, 2015 consisted of professional fees of $2,700 and general and administrative fees of $4,677. Expenses increased during 2016 mainly due to the Company’s reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015.

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

Liquidity and Capital Resources

As of April 30, 2016, we had $21,302 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2016 and 2015:

	Period Ended April 30, 2016	Period Ended April 30, 2015
Net cash used in operating activities	$(31,851)	$(4,604)
Net cash used in investing activities	-	-
Net cash provided by financing activities	52,933	3,544
Net increase (decrease) in Cash	21,082	(1,060)
Cash, beginning	221	1,377
Cash, ending	$21,303	$317

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

Cashflow from Operating activities

Net cash used in operating activities was $31,851 for the period ended April 30, 2016, as compared to $4,604 used in operating activities for the period ended April 30, 2015.

Cashflow from Investing activities

Net cash used in investing activities was $0 for the period ended April 30, 2016, as compared to $0 used in investing activities for the same period in 2015.

Cashflow from Financing activities

Net cash provided by financing activities for the period ended April 30, 2016 was $52,933 as compared to $3,544 for the same period of 2015.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 24, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended April 30, 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Filing Date.

3.1	Articles of Incorporation of Bigfoot Project Investments Inc.	Filed with the SEC on February 15, 2013, as part of our Registration statement on Form S-1.
3.2	Bylaws of Bigfoot Project Investments Inc.	Filed with the SEC on February 15, 2013, as part of our Registration statement on Form S-1.
10.1	BFP Promissory Note	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
10.2	Contract Bosco Group	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
10.3	Acquisition Asset List	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
16.1	Letter from Sam Kan & Company	Filed with the SEC on March 11, 2014 as part of our Current Report on Form 8-K.
16.2	Letter from KLJ & Associates, LLP	Filed with the SEC on June 17, 2015 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith.
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith.
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith.
101.INS*	XBRL Instance Document	Furnished Herewith.
101.SCH*	XBRL Taxonomy Extension Schema	Furnished Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished Herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Furnished Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIGFOOT PROJECT INVESTMENTS INC.

Date: June 14, 2016	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on June 14, 2016

Signature	Title

/s/ Tom Biscardi	Director
Tom Biscardi	Chief Executive Officer

/s/ Dennis Kazubowski	Director
Dennis Kazubowski

/s/ Sara Reynolds	Director, CFO
Sara Reynolds	Secretary, Treasurer

/s/ Tom Biscardi	Director
C. Thomas Biscardi	President