Form 10-Q/A
period 2016-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-06-20
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Bigfoot Project Investments Inc.’s quarterly report on Form 10–Q for the period ended April 30, 2016, filed with the Securities and Exchange Commission on June 14, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description	Filing Date.

3.1	Articles of Incorporation of Bigfoot Project Investments Inc.	Filed with the SEC on February 15, 2013, as part of our Registration statement on Form S-1.
3.2	Bylaws of Bigfoot Project Investments Inc.	Filed with the SEC on February 15, 2013, as part of our Registration statement on Form S-1.
10.1	BFP Promissory Note	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
10.2	Contract Bosco Group	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
10.3	Acquisition Asset List	Filed with the SEC on December 31, 2013, as part of our Registration statement on Form S-1/A.
16.1	Letter from Sam Kan & Company	Filed with the SEC on March 11, 2014 as part of our Current Report on Form 8-K.
16.2	Letter from KLJ & Associates, LLP	Filed with the SEC on June 17, 2015 as part of our Current Report on Form 8-K.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on June 14, 2016 as part of our Form 10-Q Quarterly Report for the period ended April 30, 2016.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on June 14, 2016 as part of our Form 10-Q Quarterly Report for the period ended April 30, 2016.
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on June 14, 2016 as part of our Form 10-Q Quarterly Report for the period ended April 30, 2016.
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on June 14, 2016 as part of our Form 10-Q Quarterly Report for the period ended April 30, 2016.
101.INS*	XBRL Instance Document	Furnished Herewith.
101.SCH*	XBRL Taxonomy Extension Schema	Furnished Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished Herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Furnished Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herewith.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: June 20, 2016	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company in the capacities indicated, on June 20, 2016

Signature	Title

/s/ Tom Biscardi	Director
Tom Biscardi	Chief Executive Officer

/s/ Dennis Kazubowski	Director
Dennis Kazubowski

/s/ Sara Reynolds	Director, CFO
Sara Reynolds	Secretary, Treasurer

/s/ Tom Biscardi	Director
C. Thomas Biscardi	President

4