Form 10-K
period 2016-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-12-09
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Registrant's telephone number: (415) 518-8494

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      .No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      . No  X .

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2015, the last business day of the registrant’s most recently completed second quarter, was $2,097,050. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on December 9, 2016 was 208,717,000 shares.

Bigfoot Project Investments Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2016

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

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to Bigfoot Project Investments Inc.

PART I

ITEM 1. BUSINESS

We are an enterprise organized for the purpose of finding, documenting and collecting evidence of the existence of the creature known as Bigfoot, in direct connection with this purpose is the development and production and distribution of documentary and fictional films about the creature.

Below is a table of the DVD movies we have in inventory.

DVD MOVIE TITLE	ORDER DATE	QTY DVD'S	DVD COST EA
BIGFOOT LIVES	1/6	1,783	$0.81
ANATOMY OF A BIGFOOT HOAX	2/11	484	$1.40
ANATOMY OF A BIGFOOT HOAX	1/12		$1.35
BIGFOOT LIVES 2	6/11	32	$1.89
BIGFOOT LIVES 2 **	1/11		$1.35
BIGFOOT LIVES 3	1/12	236	$1.35
HOAX OF THE CENTURY	10/12	248	$1.35
IN THE SHADOW OF BIGFOOT	1/12	28	$1.35
PURSUIT	12/14	1,100	$1.35

**Note: First 500 of Bigfoot Lives 2 was had defective packaging and labels and had to be re-manufactured. Used for Advertising promotions and mailings to various vendors and promotional events.

In addition to the DVD Movies we have added T-shirts and other “branded” products to our inventory. In an effort to further the Bigfoot brand we have developed artwork that has been used to wrap our travel trailer so that the public can recognize our team by our unique logo. We plan to use some of the revenue from the product sales to offset expedition expenses.

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

We expect to raise additional capital during 2017 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

•

Photographs of Dead Creature from Strickler, Arkansas 1994 Dead Creature Incident

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

The note is held by two of the shareholders of the Company C. Thomas Biscardi who owns 59.6% of the issued stock and Dennis J. Kazubowski who owns 3.02% of the issued stock. The Company currently does not have the means to satisfy this note by the due date, however, Management is confident that the terms will be renegotiated and the Company will be able to satisfy the terms of the note by the renegotiated due date.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 30, 2011 and we have only generated minimal revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception through July 31, 2016 is $1,142,083.

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

•

improve our ability to generate revenues ; and

•

our ability to manage growth by managing administrative overhead.

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

As of July 31, 2016, Carmine T. Biscardi, owns 58.9% of the outstanding common stock. As a result, Mr. Biscardi currently possesses and will continue to retain significant influence over our affairs. His stock ownership and relationships with members of our board of directors, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $50,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink. The stock has had limited trading since the August 29, 2016 listing. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

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

Holders of Common Stock

As of July 31, 2016, we had 116 stockholders of record of the 208,717,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements; do not anticipate paying any dividends upon our common stock in the foreseeable future.

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

RESULTS OF OPERATIONS

Revenue

For the year ended July 31, 2016 we generated revenue of $2,236 compared to 1,388 for the year ended July 31, 2015.

Operating Expenses

Operating expenses during year ended July 31, 2016 were $328,073, consisting of general and administrative, expedition expense and professional fees. In comparison, operating expenses in the year ended July 31, 2015 were $27,135, consisting of general and administrative, expedition expense and professional fees. The increase in total expenses from 2015 to 2016 is primarily attributable to stock based compensation expense recorded.

Liquidity and Capital Resources

As of July 31, 2016, we had $652 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended July 31, 2016 and 2015. To date, we have financed our operations through the issuance of stock and borrowings from shareholders.

In summary, our cash flows were as follows:

	Fiscal Year Ended July 31,
	2016	2015
Net cash used in operating activities	$53,453	$23,789
Net cash used in investing activities	--	--
Net cash provided by financing activities	53,884	22,633
Net increase (decrease) in Cash	431	(1,156)
Cash, beginning of year	221	1,377
Cash, end of year	$652	$221

Operating activities

Net cash used in operating activities was $53,453 for the year ended July 31, 2016, as compared to $23,789 used in operating activities for the same period in 2015. The increase in net cash used in operating activities was primarily due to stock based compensation expense recorded.

Investing activities

Net cash used in investing activities was $0 for the year ended July 31, 2016, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the year ended July 31, 2016 was $53,884, as compared to $22,633 for the same period of 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Tom Biscardi and Principal Financial Officer, Sara Reynolds, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective because of the identification of a material weakness in our internal control over financial reporting which is described below. Internal controls and procedures provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2016 and reported a material weakness resulting from the combination of the following significant deficiencies:

•

Ineffective controls over period end financial disclosure and reporting process.

•

Limited or no segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. We have implemented new procedures and new advisory professionals to assist us with the compliance process and ensure that all filings with the SEC are done pursuant to the applicable regulations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2016 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

CARMINE T. BISCARDI

The name, address, age, and position of one of our directors is set forth below:

Name and Address	Age	Position
Carmine T. Biscardi	68	CEO, Director
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

WORK HISTORY

Apr 2006 – Present - Searching For Bigfoot Inc. Redwood City, CA.-Director & Owner

Jan 1991 Present Tom Biscardi Associates Redwood City, CA. - Owner & Manager

•

Promotions. Marketing. Consulting.

C. THOMAS BISCARDI, JR.*

The name, address, age, and positions of one of our directors are set forth below:

Name and Address	Age	Position
C. Thomas Biscardi, Jr.	49	President, Director
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

WORK EXPERIENCE

2008-Present - Food City, Middlesboro KY. -Assistant Store Manager.

* Son of Carmine T. Biscardi the Company’s President, CEO and director.

WILLIAM F. MARLETTE

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
William F. Marlette 14231 Meadowrun St.	71	Director
San Diego CA. 92129

Mr. Marlette’s business experience including being a government contractor project manager gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific field of experience as a government contractor allows him to aid us in the planning and organizing of expeditions.

WORK HISTORY

Retired – July, 2011 - Present

SARA L. REYNOLDS

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
Sara L. Reynolds 6222 Raytown Trfy 352	50	CFO, Secretary, Treasurer, Director
Raytown, MO 64133

Work History

Owner SLR Tax & Accounting LLC 2005 to Present

Ms. Reynolds has over 14 years of experience in accounting, bookkeeping, tax preparation and planning, she has prepared financial information and footnotes for several businesses in their effort to be listed with the SEC. This experience will allow us to further develop our business plan and provide valuable insight in the SEC filings subsequent to this filing.

WORK HISTORY

Owner of SLR Tax & Accounting LLC an accounting firm that specializes in bookkeeping, tax planning, and preparation and preparation of financial information for specific SEC filings. SLR Tax & Accounting LLC was established as an accounting firm in 2005 and continues to provide these various services to many clients.

Family Relationships

Carmine T. Biscard, Jr. is the eldest son of Carmine T. Biscardi, there are no other family relationships among any of our officers or directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Carmine T. Biscardi	2016	$0	$0	$0	$0	$0
CEO, Director	2015	$0	$0	$0	$0	$0

William F. Marlette	2016	$0	$0	$0	$0	$0
Director	2015	$0	$0	$0	$0	$0

Dennis J. Kazubowski
Director, Treasurer, CFO	2015	$0	$0	$0	$0	$0

Youssary Kellada, M.D.
Director	2015	$0	$0	$0	$0	$0

C. Thomas Biscardi, Jr.	2016	$0	$0	$0	$0	$0
President, Director	2015	$0	$0	$0	$0	$0

Sara L. Reynolds.	2016	$0	$0	$0	$0	$0
CFO, Secretary, Treasurer, Director

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of July 31, 2016.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock / Percent of Class

Carmine T. Biscardi, CEO, Dir. 570 El Camino Real NR-150 Redwood City, CA 94063	122,985,000 58.9%

William F. Marlette, Dir 14231 Meadowrun Street San Diego, CA 92129	15,250,000 7.61%

Sara Reynolds, CFO, Dir 1265 Westridge Drive Portola Valley, CA 94208	3,215,000 1.54%

C. Thomas Biscardi, Jr., President, Dir. 112 Ironwood Road Middlesboro, KY 40965	4,800,000 2.30%

Officers and Directors as a Group	70.35%

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

(**)

Percent of class is calculated on the basis of the number of shares outstanding on July 31, 2016 (208,717,000).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by ANTON & CHIA, LLP for 2015 were $6,800.00.

The audit fees charged by Malone-Bailey for 2016 were $6,000.00.

(2) AUDIT-RELATED FEES

The audit related fees charged by ANTON & CHIA, LLP FOR 2015 were $6,287.50.

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

Tom Biscardi, CFO

Date: December 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Biscardi	Principal Executive Officer and Director	December 9, 2016
Tom Biscardi

/s/ Sara Reynolds
Sara Reynolds	Principal Financial and Director	December 9, 2016

BIGFOOT PROJECT INVESTMENTS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDING JULY 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bigfoot Investments, Inc.

We have audited the accompanying balance sheet of Bigfoot Investments, Inc., (the “Company”) as of July 31, 2016, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bigfoot Investments, Inc. as of July 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations nor does it have an established source of revenues sufficient to cover its operating costs. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

Houston, Texas

December 8, 2016,

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

/s/ Anton & Chia, LLP

Newport Beach, California

November 13, 2015

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets

ASSETS
	July 31, 2016	July 31, 2015

Current Assets
Cash	$652	$221
Restricted Cash	-	22,937
Inventory	6,094	3,168
Total current assets	6,746	26,326

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(4,616)
Total Other Assets	-	884

Total Assets	$6,746	$27,210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Advance from shareholders	$17,681	$59,715
Accrued Interest	68,640	49,270
Subscription payable received subject to refund	-	22,930
Promissory Note - Related Party	484,518	484,518
Total Current Liabilities	570,839	616,441

Total Liabilities	570,839	616,441

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 208,717,000 and 207,490,000 issued and outstanding as of July 31, 2016 and 2015,	208,717	207,490
respectively
Additional Paid In Capital	369,273	-
Accumulated deficit	(1,142,083)	(796,721)
Total Stockholders' deficit	(564,093)	(589,231)

Total liabilities & Stockholders' deficit	$6,746	$27,210

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015

Revenue	$2,236	$1,388

Cost of Goods Sold	166	191
	2,070	1,197
Operating expenses:
Professional fees	281,909	4,304
General and administrative	16,842	5,855
Expedition expense	29,322	16,976
Total operating expenses	328,073	27,135

Net loss from operations	(326,003)	(25,938)

Other Income (Expense)
Interest Income	2	1
Interest Expense	(19,361)	(19,361)
Total Other Income (Expense)	(19,359)	(19,360)

Net loss	$(345,362)	$(45,298)

Basic and diluted loss per shares	$(0.00)	$(0.00)

Weighted average shares outstanding	207,694,500	207,490,000

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statement of Changes in Stockholders' Deficit For the Years Ended July 31, 2016 and July 31, 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, July 31, 2014	207,490,000	$207,490	$-	$(751,423)	$(543,933)

Net (loss)	-	-	-	(45,298)	(45,298)

Balance, July 31, 2015	207,490,000	207,490	-	(796,721)	(589,231)

Stock sales From May 2016 Offering	1,227,000	1,227	119,273	-	120,500

Stock Compensation for Consulting	-	-	250,000	-	250,000

Net (loss)	-	-	-	(345,362)	(345,362)

Balance, July 31, 2016	208,717,000	$208,717	$369,273	$(1,142,083)	$(564,093)

See accompanying noted to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows

	For The Year Ended	For The Year Ended
	July 31, 2016	July 31, 2015
Cash flow from operating activities:
Net loss	$(345,362)	$(45,298)
Stock Based Compensation	250,000	-
Accumulated Amortization	884	1,848
Change in operating liabilities:
Accounts Receivable	-	139
Accounts Payable	24,582	-
Inventory	(2,926)	169
Decrease in Restricted Cash	7	(7)
Accrued Interest	19,362	19,360
Net cash used in operating activities	(53,453)	(23,789)

Cash flow from financing activities
Proceeds for Advances from Shareholders	2,261	22,633
Payments on advances	(8,877)	-
Proceeds from sale of common stock	60,500	-
Net cash provided by financing activities	53,884	22,633

Net increase in cash	431	(1,156)
Cash at beginning of period	221	1,377
Cash at end of period	$652	$221

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS
Restricted cash reclassified for subscriptions paid	$22,930	$-
Advances from shareholders settled	$60,000	$-
Expenses paid by shareholders on behalf of Company	$24,582	$-

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

A summary of significant accounting policies of Bigfoot Project Investments, Inc. (the “Company”), a company organized in the state of Nevada, is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the companying financial statements. These financial statements and notes are representations of management who are responsible for their integrity and objectivity.

The Company was incorporated in the State of Nevada on November 30, 2011. The Company’s administrative office is located at 570 El Camino Real NR-150, Redwood City, CA and its fiscal year ended July 31. Since inception, the Company has been engaged in organizational efforts and the pursuit of financing. The Company was established as an entertainment investment business.

The Company’s mission is to create exciting and interesting proprietary investment projects, entertainment properties surrounding the mythology, research, and potential capture of the creature known as Bigfoot. The Company performs research in determining the existence of this elusive creature. For the past six years the research team, members of management have performed research on various expeditions investigating sightings throughout the United States and Canada.

The Company’s competitive advantage is the in-house knowledge and the advanced level of maturity of its various projects developed and currently owned by our officers and controlling shareholder. The Company will capitalize on the current projects through contractual agreements which allow the Company to continue to create media properties and establish physical locations, partnerships, and strategic alliances with other organizations to create revenue as a stand-alone business.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents. As of July 31, 2016 and 2015, the Company has unrestricted cash of $652 and $221, respectively.

Restricted Cash

For the purposes of the statement of cash flows, the Company does not consider the restricted cash listed on the balance sheet to be a cash equivalent. These funds are amounts received for outstanding stock subscriptions related to the January 2015 offering. The Company was not able to meet the stated minimum of stock subscription sales as specified in the January 2015 offering, therefore, these funds were returned to the subscribers. Many of those holding stock subscriptions from the January 2015 offering purchased shares in the April 2016 offering by endorsing the refund checks and returning to the company with completed subscription agreements. As of July 31, 2016 and 2015, the Company has restricted cash of $0 and $22,937, respectively.

Inventory Valuation

We value inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined on a “first-in, first-out” basis, which approximates actual cost. We have no policy for a reserve for excess and obsolete inventory based on forecasted demand since inventory generally does not become obsolete.

Website Development Cost

The Company adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under Sections 305-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs. They are amortized on a straight line basis over the estimated useful lives of three (3) years.

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

i)

Persuasive evidence for an agreement exists

ii)

Goods (DVD) have been delivered

iii)

The fee is fixed or determinable

iv)

Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The Company generated revenues of $2,236 and $1,388 for the twelve months ended July 31, 2016 and 2015, respectively.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of July 31, 2016. The Company’s financial instruments consist of cash, accounts receivable, accrued expenses and related party notes payable. The carrying amount of these financial instruments approximates fair value either based on the length of maturities or interest notes that approximate prevailing market rates unless otherwise discussed in these financial statements.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the period ended July 31, 2016 and 2015.

The following is a reconciliation of basic and diluted earnings per share for 2016 and 2015:

	Year Ended	Year Ended
	July 31, 2016	July 31, 2015
Numerator:
Net (loss) available to common shareholders	$(345,362)	$(45,298)

Denominator:
Weighted average shares – basic and diluted	207,694,500	207,490,000

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)

Recent Account Pronouncements

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows” (Topic 230), Classification of Certain Cash Receipts and Cash Payments The amendment provides guidance on eight specific cash flow issues.

Amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.

The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently assessing the potential effects on our financial condition and results of operations.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of American applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about our ability to continue as a going concern.

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

For the twelve months ended July 31, 2016, additional advances from shareholders were $26,843. The Company was able to allocate funds totaling $68,877 from stock sales in the May 2016 reimbursing advances from shareholders. For the twelve months ended July 31, 2015, additional advances from shareholders were $22,633. These advances bear no interest and are due on demand. Total advances from shareholders as of July 31, 2016 and 2015 were $17,681 and $59,715, respectively.

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

Interest expense for the years ended July 31, 2016 and 2015 was $19,361.

NOTE 5 – CAPITAL STOCK

The Company has 208,717,000 and 207,490,000 shares of common stock issued and outstanding as of July 31, 2016 and 2015, respectively.

In May 2016, 1,227,000 shares of common stock were sold for $120,500 pursuant to an S1 registration (the Offering). The Company received cash payments of $60,500. An additional payment of $60,000 for shares in the offering was paid directly to a shareholder to reimburse advances previously made to the Company. The offering closed July, 21, 2016.

NOTE 6 – DISTRIBUTION AGREEMENT

The Company entered into a Distribution Agreement on September 2, 2011 with the Bosko Group providing them a non-exclusive right to market the sales of its DVD’s. The Distribution Agreement requires the Company to pay the Bosko Group ten percent (10%) of the selling price of the DVD’s sold. This agreement remained in effect for a period of 4 years and has been automatically renewed for an additional 4 years with no limit on the number of times the agreement may be automatically renewed, unless either party gives notice to the other of its desire to terminate the Agreement at least sixty (60) days before expiration of the original or renewal term.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of July 31, 2016 and 2015:

	July 31, 2016	July 31, 2015
Deferred tax assets:
Net operating loss carryover	$345,362	$125,835
Valuation allowance	(345,362)	(125,835)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 39% statutory rate to the income tax recorded is as follows:

	July 31, 2016	July 31, 2015
Net provision for federal income taxes (benefits):
Net operating loss carryover	$134,691	$49,076
Valuation allowance	(134,691)	(49,076)
	$-	$-

As of July 31, 2016, the Company did not pay any income taxes nor have they paid or accrued any taxes during the August 1, 2011 through July 31, 2016.

The net federal loss carry forward will begin to expire in 2034. No tax benefit has been reported in the July 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance in the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 9 – SUBSCRIPTION PAYABLE

As of July 31, 2015 the Company had subscriptions for two hundred twenty one thousand shares (221,000) of stock the funds for which are being held in the escrow account. The officers and directors made a concerted effort to sell the number of shares required as the minimum in the offering; however, they were unable to meet the minimum as stated in the offering.

As of October 31, 2015 the Company closed the January 2015 offering. As the directors were unable to sell the minimum required shares, the funds held in the escrow account were returned to the subscription holders as specified in the offering. Many of the subscription holders used the returned funds to purchase shares in the May 2016 offering.

NOTE 10 – ADVISORY AGREEMENTS

On May 1, 2016, the Company entered into two agreements with Surf Financial and William Hiney (collectively, the “Advisors”) to provide advisory services to the Company. Compensation under each agreement was contingent upon each Advisor’s performance for an initial six-month period expiring on November 2, 2016 (the “Contingency Period”).

Specifically, under each agreement, respectively, the Advisors were required to provide management consulting, business development services, strategic planning, marketing and public relations. If in the initial six-month contingent period, each Advisor was required to provide its or his best efforts to provide the advisory services described in each agreement; otherwise, the Company in its sole and absolute discretion could unilaterally cancel the agreements at the end of the Contingency Period and each agreement would be automatically null and void thereby terminating entirely the Advisors’ right to compensation. As compensation, the Company shall issue to the Advisors 4,000,000 shares and 1,000,000 shares, respectively, of restricted common stock, subject to rescission and redemption at the end of the Contingency Period by the Company. The value placed upon the shares was $0.10 per share as this was considered fair value of the Company’s common stock based upon its recently completed S-1 offering registered with the SEC. Fair value of the shares to be issued pursuant to the agreements was $500,000. The company recognized stock compensation in the amount of $250,000 which represents the fair value of the vested shares from May 1, 2016 through July 31, 2016.

NOTE 11 – SUBSEQUENT EVENTS

The Company recognized stock compensation of $250,000 pursuant to the advisory agreements (see Note 10 – Advisory Agreements) for the quarter ended October 31, 2016.

On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors (see Note 10 – Advisory Agreements) whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements.

As of September 13, 2016, a new S1 registration was declared effective. The second offering provided for 20,000,000 shares at a share price of 0.75 cents. No shares have been sold from this offering.