Form 10-K/A
period 2016-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-12-13
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

****

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Bigfoot Project Investments Inc.’s annual report on Form 10–K for the period ended July 31, 2016, filed with the Securities and Exchange Commission on December 9, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

****

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act		10-K	7/31/16	31.1	12/9/16
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act		10-K	7/31/16	32.1	12/9/16
101	XBRL	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bigfoot Project Investments Inc.

By: /s/ Tom Biscardi

Tom Biscardi, CFO

Date: December 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Biscardi	Principal Executive Officer and Director	December 12, 2016
Tom Biscardi

/s/ Sara Reynolds
Sara Reynolds	Principal Financial and Director	December 12, 2016