Form 10-Q
period 2016-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2016-12-15
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36877

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

Yes      . No  X .

T The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2016, the last business day of the registrant’s most recently completed second quarter, was $2,097,050. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on December 15, 2016 was 208,717,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED OCTOBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets Unaudited
As of October 31, 2016 and July 31, 2016

ASSETS
	October 31, 2016	July 31, 2016
Current Assets
Cash	$510	$652
Inventory	6,870	6,094
Total current assets	7,380	6,746

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$7,380	$6,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Advance from shareholders	$23,250	$17,681
Accrued Interest	73,480	68,640
Promissory note - related party	484,518	484,518
Total current liabilities	581,248	570,839

Total Liabilities	581,248	570,839

Stockholders' deficit
Common stock, $0.001 par value; 250,000,000 shares authorized, 208,717,000 issued and outstanding as of October 31, 2016 and July 31, 2016	208,717	208,717
Additional paid in capital	619,273	369,273
Accumulated deficit	(1,401,858)	(1,142,083)
Total stockholders' deficit	(573,868)	(564,093)

Total liabilities & stockholders’ deficit	$7,380	$6,746

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2016	October 31, 2015

Revenue	$1,301	$1,360

Cost of Goods Sold	449	166
	852	1,194
Operating expenses:
Stock based compensation	250,000	-
Professional fees	3,075	8,300
Expedition expense	320	-
General and administrative	2,392	2,263
Total operating expenses	255,787	10,563

Net loss from operations	(254,935)	(9,369)

Other (Expense)
Interest Expense	(4,840)	(4,840)

Net loss	$(259,775)	$(14,209)

Basic and diluted loss per shares	$(0.00)	$(0.00)

Weighted average shares outstanding	208,717,000	207,940,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statement of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2016	October 31, 2015
Cash flow from operating activities:
Net loss	$(259,775)	$(14,209)
Stock based compensation	250,000
Accumulated Amortization	-	462
Change in operating liabilities:
Inventory	(777)	(2,209)
Accrued Interest	4,840	4,840
Net cash used in operating activities	(5,712)	(11,116)

Cash flow from financing activities
Proceeds for Advances from shareholders	5,570	11,326
Net cash provided by financing activities	5,570	11,326

Net increase (decrease) in cash	(142)	210
Cash at beginning of period	652	221
Cash at end of period	$510	$431

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

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

Basis of Presentation

The accompanying balance sheet as of October 31, 2016, has been derived from the audited financial statements for the year ended July 31, 2016. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2016 filed on SEC website on December 9, 2016.

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the quarter ending October 31, 2016, additional advances from shareholders were received in the amount of $5,570. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2016 were $17,681 and as of October 31, 2016 were $23,250.

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

Interest expense for the three months ended October 31, 2016 and 2015 was $4,840.

NOTE 5 - CAPITAL STOCK

As of September 13, 2016, a new S1 registration was declared effective. The second offering provided for 20,000,000 shares at a share price of 0.75 cents. No shares have been sold from this offering.

The Company has 208,717,000 shares of common stock issued and outstanding as of July 31, 2016 and October 31, 2016.

NOTE 6 – ADVISORY AGREEMENTS

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

The Company recognized stock compensation of $250,000 pursuant to the advisory agreements for the quarter ended October 31, 2016.

NOTE 7 - SUBSEQUENT EVENTS

On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors (see Note 8 – Advisory Agreements) whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements.

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

RESULTS OF OPERATIONS

During the three months ended October 31, 2016, we generated revenue of 1,301. During the three months ended October 31, 2015, we generated revenue of $1,360.

Operating expenses during the three months ended October 31, 2016 were $255,787. Operating expenses during the three months ended October 31, 2015 were $10,563. Operating expenses for the three months ended October 31, 2015 consisted of professional fees of $8,300 and general and administrative fees of $2,263. Operating expenses for the three months ended October 31, 2016 consisted of professional fees of $3,075, expedition expense of $320, stock compensation for advisory services $250,000 and general and administrative fees of $2,392. Expenses increased during 2016 mainly due to the advisory services agreements.

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

Liquidity and Capital Resources

As of October 31, 2016, we had $510 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2016 and 2015:

	Period Ended October 31, 2016	Period Ended October 31, 2015
Net cash used in operating activities	$(5,712)	$(11,116)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,570	11,326
Net increase (decrease) in Cash	(142)	210
Cash, beginning	652	221
Cash, ending	$510	$431

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

Operating activities

Net cash used in operating activities was $5,712 for the period ended October 31, 2016, as compared to $11,116 used in operating activities for the period ended October 31, 2015.

Investing activities

Net cash used in investing activities was $0 for the period ended October 31, 2016, as compared to $0 used in investing activities for the same period in 2015.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2016 was $5,570 as compared to $11,326 for the same period of 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended October 31, 2016.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: December 15, 2016	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)