Form 10-Q/A
period 2015-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-01-26
CIK 1569568

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Bigfoot Project Investments Inc.’s quarterly report on Form 10–Q for the period ended January 31, 2015, filed with the Securities and Exchange Commission on March 24, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

PART II—OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description	Filing Date.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on March 24, 2015 as part of our Form 10-Q Quarterly Report for the period ended January 31, 2015.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on March 24, 2015 as part of our Form 10-Q Quarterly Report for the period ended January 31, 2015.
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with the SEC on March 24, 2015 as part of our Form 10-Q Quarterly Report for the period ended January 31, 2015.
101.INS*	XBRL Instance Document	Furnished Herewith.
101.SCH*	XBRL Taxonomy Extension Schema	Furnished Herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	Furnished Herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	Furnished Herewith.
101.LAB*	XBRL Taxonomy Extension Label Linkbase	Furnished Herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	Furnished Herewith.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: January 26, 2017	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

3