Form 10-Q
period 2017-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-03-16
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Yes  X .No      .

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 7, 2017 was 217,317,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Balance Sheets

(Unaudited)

As of January 31, 2017 and July 31, 2016

ASSETS
	January 31, 2017	July 31, 2016

Current Assets
Cash	$29,231	$652
Inventory	7,383	6,094
Total current assets	36,614	6,746

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$36,614	$6,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$625	$-
Advance from shareholders	30,691	17,681
Accrued Interest	78,320	68,640
Convertible Note	62,500	-
Promissory note - related party	472,370	484,518
Total current liabilities	644,506	570,839

Total Liabilities	644,506	570,839

Stockholders' deficit
Common stock, $0.001 par value; 400,000,000 shares authorized, 217,317,000 and 208,717,000 issued and outstanding as of January 31, 2017 and July 31, 2016, respectively	217,317	208,717
Additional Paid In Capital	1,360,673	369,273
Accumulated deficit	(2,185,882)	(1,142,083)

Total stockholders' deficit	(607,892)	(564,093)

Total liabilities & stockholders’ deficit	$36,614	$6,746

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016

Revenue	$269	$256	$1,570	$1,616

Cost of Goods Sold	-	-	449	166
Gross margin	269	256	1,121	1,450

Operating expenses:
Stock based compensation	750,000	-	1,000,000	-
Professional fees	18,160	1,965	21,235	12,615
Expedition expenses	9,902	-	10,222	-
General and administrative expenses	1,390	2,366	3,782	4,629
Total operating expenses	779,452	4,331	1,035,239	17,244

Net loss from operations	(779,183)	(4,075)	(1,031,118)	(15,794)

Other Income (Expense)
Interest Income	-	1	-	1
Interest Expense	(4,841)	(4,840)	(9,681)	(9,680)

Net loss	$(784,024)	$(8,914)	$(1,043,799)	$(25,473)

Basic and diluted loss per shares	$-	$-	$-	$-

Weighted average shares outstanding	215,613,703	207,490,000	212,146,508	207,490,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows
(Unaudited)

		Six Months Ended	Six Months Ended
		January 31, 2017	January 31, 2016
Cash flow from operating activities:
Net loss		$(1,043,799)	$(25,474)
Stock based compensation		1,000,000
Amortization		-	884
Amortization of debt discount		10,000	-
Change in operating liabilities:
Accounts Receivable		-	-
Inventory		(1,289)	(2,209)
Accounts Payable		625	2,765
Accrued Interest		9,680	9,680
Net cash used in operating activities		(24,783)	(14,354)

Cash flow from financing activities
Payment on Promissory Note		(12,148)	-
Proceeds from Convertible Debt		52,500	-
Repayment of Advance from shareholders		(15,578)	-
Proceeds from Advances from shareholders		28,588	14,326
Net cash provided by financing activities		53,362	14,326

Net (decrease) increase in cash		28,579	(28)
Cash at beginning of period		652	221
Cash at end of period		$29,231	$193

Supplemental Cash Flow Information:
Cash paid for income taxes		$-	$-
Cash paid for interest expense	$		$-

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

Basis of Presentation

The accompanying unaudited balance sheet as of January 31, 2017 has been derived from the audited financial statements for the year ended July 31, 2016. The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2016 filed on SEC website on December 8, 2016.

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the six months ending January 31, 2017, additional advances from shareholders were received in the amount of $28,588. The Company was able to reimburse advances of $15,578 to shareholders in the quarter ending January 31, 2017. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2016 were $17,681 and as of January 31, 2017 were $30,691.

NOTE 4 – PROMISSORY NOTE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer The terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2016. The holders of this note have agreed to execute a new due date of January 31, 2018.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company paid 12,148 toward the principle of the note during the period ending January 31, 2017.

Interest expense for the six months ended January 31, 2017 and 2016 was $9,681 and $9,680, respectively.

NOTE 5 – CAPITAL STOCK

As of September 13, 2016, a new S1 registration was declared effective. The second offering provided for 20,000,000 shares at a share price of 0.75 cents. No shares have been sold from this offering.

The Company has 208,717,000 and 217,317,000 shares of common stock issued and outstanding as of July 31, 2016 and January 31, 2017, respectively.

On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors (see Note 6 – Advisory Agreements) whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements.

On November 18, 2016, the Company entered into an agreement with FMX Media Works (the “Marketing Consultants) to provide Marketing advisory services to the Company. Compensation under this agreement is in the form of stock in the amount of 7,500,000 shares. FMX Media Works is required to provide management consulting, business development services, strategic planning, marketing and public relations. The Company recognized stock compensation of $750,000 pursuant to the advisory agreements for the quarter ending January 31, 2017.

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

NOTE 7 – CONVERTIBLE NOTE

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This note is convertible as of May 23, 2017. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to Common Stock of the Company at a conversion price equals the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading immediately preceding the Closing Date of this note, and (ii) 50% of the lowest sale price for the Common Stock on the Principal Market during the twenty (25) consecutive Trading Days immediately preceding the Conversion Date. The note may be prepaid at 135% - 145% of outstanding

NOTE 8 – SUBSEQUENT EVENTS

On February 28, 2017, the Company issued a convertible promissory note in the amount of $62,500 to Auctus Fund LLC, a Delaware limited liability company. This convertible note is due and payable on November 18, 2017 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC from time to time after a 120 day holding period. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Actus after the issuance date into an equivalent of the Company’s common stock determined by 55% of the average of the two lowest closing trading prices of the Company’s common stock during the twenty (20) trading days prior to the date the of the note. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% 145%, multiplied by the sum of: (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note plus (y) Default Interest, depending on the time of prepayment.

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

The assets acquired were transferred over at the existing book value listed on the balance sheet of Searching for Bigfoot, Inc. at the time of transfer. The transfer agreement called for the issuance of 4,400,000 shares of common stock which were valued at $.10 per share and the issuance of a promissory note in the amount of $484,029. The Company recorded a deemed distribution related to this transaction in the amount of $924,029. In August 2013, the Company increased the promissory note by $489 to add an asset that was not included in the original transfer. The Company paid $12,148 toward the principle of the note during the period ended January 31, 2017.

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

RESULTS OF OPERATIONS

During the three months ended January 31, 2017, we generated revenue of $269. During the three months ended January 31, 2016, we generated revenue of $256.

During the six months ended January 31, 2017, we generated revenue of $1,570. During the six months ended January 31, 2016, we generated revenue of $1,616.

Operating expenses during the three months ended January 31, 2017 were $779,452. Operating expenses during the three months ended January 31, 2016 were $4,331.

Operating expenses during the six months ended January 31, 2017 were $1,035,239. Operating expenses during the six months ended January 31, 2016 were $17,244. Operating expenses for the six months ended January 31, 2017 consisted of consulting fees of $1,000,000, professional fees of $21,235, Expedition expenses of $10,222 and general and administrative fees of $3,782. Operating expenses for the six months ended January 31, 2016 consisted of professional fees of $12,615 and general and administrative fees of $4,629. Expenses increased during 2017 mainly due to the consulting agreements and Company’s reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015 and on the over the counter market in August 2016.

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

Liquidity and Capital Resources

As of January 31, 2017, we had $29,231 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2017 and 2016:

	Period Ended January 31, 2017	Period Ended January 31, 2016
Net cash used in operating activities	$(24,783)	$(14,354)
Net cash used in investing activities	-	-
Net cash provided by financing activities	53,362	14,326
Net increase (decrease) in Cash	28,579	(28)
Cash, beginning	652	221
Cash, ending	$29,231	$193

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

Operating activities

Net cash used in operating activities was $24,783 for the period ended January 31, 2017, as compared to $14,354 used in operating activities for the period ended January 31, 2016.

Investing activities

Net cash used in investing activities was $0 for the period ended January 31, 2017, as compared to $0 used in investing activities for the same period in 2016.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2017 was $53,362 as compared to $14,326 for the same period of 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2017.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: March 16, 2017	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)