Form 10-Q
period 2017-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-06-19
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

      .. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .. No .     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer . .	Accelerated filer . .
Non-accelerated filer .. (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .. No  X .

The number of shares of Common Stock, $0.001 par value, outstanding on June 8, 2017 was 223,317,000 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED APRIL 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets
As of April 30, 2017 and July 31, 2016

ASSETS
	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)
Current Assets
Cash	$23,992	$652
Inventory	9,408	6,094
Total current assets	33,400	6,746

Fixed Assets
Equipment	981	-
Total Fixed Assets	981	-

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$34,381	$6,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable & Accrued Expenses	$13,761	$-
Advance from shareholders	46,112	17,681
Accrued Interest	83,161	68,640
Convertible Notes	125,000	-
Promissory note - related parties	472,370	484,518
Total current liabilities	740,404	570,839

Total Liabilities	740,404	570,839

Stockholders' deficit
Common stock, $0.001 par value; 400,000,000 shares authorized, 217,317,000 and 208,717,000 issued and outstanding as of April 30, 2017 and July 31, 2016, respectively	217,317	208,717
Additional Paid In Capital	1,360,673	369,273
Accumulated deficit	(2,284,013)	(1,142,083)

Total stockholders' deficit	(706,023)	(564,093)

Total liabilities & stockholders’ deficit	$34,381	$6,746

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenue	$1,448	$339	$3,018	$1,955

Cost of Goods Sold	-	-	449	166
Gross Profit	1,448	339	2,569	1,789

Operating expenses:
Professional fees	36,477	5,925	1,057,712	18,540
Expeditions	39,905	7,623	50,127	7,623
General and administrative	18,357	1,525	22,139	6,154

Total operating expenses	94,739	15,073	1,129,978	32,317

Net loss from operations	(93,291)	(14,734)	(1,127,409)	(30,528)

Other Income (Expense)
Interest Income	-	1	-	2
Interest Expense	(4,840)	(4,840)	(14,521)	(14,521)

Net loss	$(98,131)	$(19,573)	$(1,141,930)	$(45,047)

Basic and diluted loss per shares	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – Basic and diluted	217,317,000	207,490,000	213,940,000	207,490,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2017	April 30, 2016
Cash flow from operating activities:
Net loss	$(1,141,930)	$(45,047)
Stock based compensation	1,000,000	-
Amortization	-	884
Amortization of debt discount	20,000	-
Change in operating liabilities:
Restricted Cash	-	7
Inventory	(3,314)	(2,209)
Accounts Payable & Accrued Expenses	13,761	21,626
Accrued Interest	14,521	14,521
Net cash used in operating activities	(96,962)	(10,218)

Cash flow from investing activities
Equipment	(981)	-
Net cash used in investing activities	(981)	-
Cash flow from financing activities
Proceeds from sale of common stock	-	31,300
Payment on Promissory Note – related parties	(12,148)	-
Proceeds from Convertible Debt	105,000	-
Repayment of Advances from shareholders	(19,983)	-
Proceeds for Advances from shareholders	48,414	-
Net cash provided by financing activities	121,283	31,300

Net increase in cash	23,340	21,082
Cash at beginning of period	652	221
Cash at end of period	$23,992	$21,303

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Financing Transactions
Restricted cash reclassified for subscriptions paid	$-	$22,930
Expenses paid by shareholders on behalf of the Company	$-	$21,626

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited balance sheet as of July 31, 2016 has been derived from the audited financial statements for the year ended July 31, 2016. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2016 filed with the SEC on December 13, 2016.

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

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted fair value when a significant event occurs. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company had no financial assets or liabilities carried and measured on a nonrecurring or recurring basis during the reporting periods. The Company’s financial instruments consist of cash, accounts receivable, accrued expenses, convertible notes and related party notes payable. The carrying amount of these financial instruments approximates fair value either based on the length of maturities or interest rates that approximate prevailing market rates unless otherwise discussed in these financial statements.

Basic and Diluted Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding.

The FASB ASC Topic 260, “Earnings per Share”, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company does not have diluted effects on common stock as there were no warrants or options issued.

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the nine months ended April 30, 2017 and 2016.

The following is a reconciliation of basic and diluted earnings per share for the nine months ended April 30, 2017 and 2016:

	Period Ended	Period Ended
	April 30, 2017	April 30, 2016
Numerator:
Net (loss) available to common shareholders	$(1,141,930)	$(45,047)

Denominator:
Weighted average shares – basic and diluted	213,940,000	207,490,000

Net (loss) per share – basic and diluted	$(0.01)	$(0.00)

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs. These factors raise substantial doubt as to the Companys ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise capital through equity or debt financing and eventually attain profitable operations. Historically, it has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operation and growth. Management may raise additional capital by future public or private offerings of the Company’s stock or through loans although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – ADVANCE FROM SHAREHOLDERS

During the nine months ended April 30, 2017, additional advances from shareholders were received in the amount of $48,414. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2016 were $17,681 and as of April 30, 2017 were $46,112.

The total repayments to shareholders for the nine months ended April 30, 2017 was $19,983.

NOTE 4 – PROMISSORY NOTE – RELATED PARTIES

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The terms of the note stated that the unpaid principal and the accrued interest are payable in full on January 31, 2016. The holders of this note have executed a new due date of January 31, 2018.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. During the nine months ended April 30, 2017, the Company made a principal payment of $12,148.

The principal of the note as of July 31, 2016 and April 30, 2017 was $484,518 and 472,370, respectively. Interest expense for the nine months ended April 30, 2017 and 2016 was $9,680 and $9,681, respectively.

NOTE 5 - CAPITAL STOCK

As of September 13, 2016, a new S1 registration was declared effective. The second offering provided for 20,000,000 shares at a share price of $0.75 cents. No shares have been sold from this offering.

The Company has 208,717,000 and 217,317,000 shares of common stock issued and outstanding as of July 31, 2016 and April 30, 2017, respectively.

On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors (see Note 6 – Advisory Agreements) whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements.

On November 18, 2016, the Company entered into an agreement with FMW Media Works to provide advisory services to the Company. Compensation under this agreement is in the form of stock totaling to 7,500,000 shares. FMW Media Works is required to provide management consulting, business development services, strategic planning, marketing and public relations. The Company recognized stock compensation of $750,000 for the common shares issued pursuant to the agreement for the nine months ended April 30, 2017.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – ADVISORY AGREEMENTS

On May 1, 2016, the Company entered into two agreements with Surf Financial and William Hiney (collectively, the “Advisors”) to provide advisory services to the Company. Compensation under each agreement was contingent upon each Advisor’s performance for an initial six-month period expiring on November 2, 2016 (the “Contingency Period”).

Specifically, under each agreement, respectively, the Advisors were required to provide management consulting, business development services, strategic planning, marketing and public relations. If in the initial six-month contingent period, each Advisor was required to provide its or his best efforts to provide the advisory services described in each agreement; otherwise, the Company in its sole and absolute discretion could unilaterally cancel the agreements at the end of the Contingency Period and each agreement would be automatically null and void thereby terminating entirely the Advisors’ right to compensation. As compensation, the Company shall issue to the Advisors 4,000,000 shares and 1,000,000 shares, respectively, of restricted common stock, subject to rescission and redemption at the end of the Contingency Period by the Company. The value placed upon the shares was $0.10 per share as this was considered fair value of the Company’s common stock based upon its recently completed S-1 offering registered with the SEC. Fair value of the shares to be issued pursuant to the agreements was $500,000. The Company recognized stock compensation in the amount of $250,000 which represents the fair value of the vested shares from May 1, 2016 through July 31, 2016 and recognized the remaining $250,000 of stock compensation during the nine months ended April 30, 2017.

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

NOTE 8 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable on January 19, 2018, subject to annual interest rate of 10% and is convertible to common stock of the Company effective May 23, 2017 at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the trading immediately preceding the closing date of the note, and (ii) 50% of the lowest sale price for the common stock during the twenty (20) consecutive trading days immediately preceding the conversion date. The note may be prepaid at 130% - 145% of outstanding

On February 27, 2017, the Company issued a convertible promissory note in the amount of $62,500 to Auctus Fund LLC (Auctus Fund”), a Delaware limited liability company. This convertible note is due and payable on November 18, 2017, subject to annual interest of 10% per annum and is convertible to the Company’s common stock, at the election of the noteholder after the 120 days holding period expires, at a conversion rate equal to the lesser of (i) 50% of the lowest closing sale price of the common stock during the twenty-five (25) trading days prior to the date of the note and (ii) 50% of the lowest sale price for the common stock during the twenty-five (25) consecutive days immediately preceding the conversion date. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 125% to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of the note plus (y) default interest, depending on the time of prepayment.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 9- SUBSEQUENT EVENTS

On June 1, 2017, the Company entered into two separate agreements (the “Re-Release”) with The Bosko Group LLC (the “Distributor”) to provide distribution and promotional services to the Company.

Compensation to the Company for the Re-Release will be based on projected gross sales range and royalties for six existing DVD documentaries which will be offered into all distribution markets.

Compensation to the Company for the distribution of new feature-length films is based on past performance of previous productions with up-front funding and royalties based on film sales over all distribution channels.

On December 7, 2016, the Company entered into agreements with PAG Consulting and PR Consulting (the “Advisors”) to provide advisory services to the company. Compensation under this agreement is in the form of stock in the amount of 10,000,000 shares. The Advisors are required to provide management consulting, business development services, strategic planning, marketing and public relations. Pursuant to these agreements in May 2017, the Company authorized the issuance of 3,000,000 shares each to PAG Consulting and PR Consulting as partial compensation. The remaining compensation of 2,000,000 shares owed to each party will be issued after performance of services as described in the agreements.

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

RESULTS OF OPERATIONS

During the three months ended April 30, 2017, we generated revenue of $1,448. During the three months ended April 30, 2016, we generated revenue of $339.

During the nine months ended April 30, 2017, we generated revenue of $3,018. During the nine months ended April 30, 2016, we generated revenue of $1,955.

Operating expenses during the three months ended April 30, 2017 were $94,739. Operating expenses during the three months ended April 30, 2016 were $15,073.

Operating expenses during the nine months ended April 30, 2017 were $1,129,978. Operating expenses during the nine months ended April 30, 2016 were $32,317. Operating expenses for the three months ended April 30, 2017 consisted of professional fees of $36,477, expedition expenses of $39,905 and general and administrative fees of $18,357. Operating expenses for the nine months ended April 30, 2017 consisted of professional fees of $1,057,712, expedition expenses of $50,127 and general and administrative fees of $22,139. Operating expenses for the nine months ended April 30, 2016 consisted of professional fees of $18,540, expedition expenses of $7,623 and general and administrative fees of $6,154. Expenses increased during 2017 mainly due to the Company’s consulting agreements and reporting requirements, having become fully reporting under the 1934 Act on March 16, 2015.

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

Liquidity and Capital Resources

As of April 30, 2017, we had $23,992 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2017 and 2016:

	Period Ended	Period Ended
	April 30, 2017	April 30, 2016
Net cash used in operating activities	$(96,962)	$(10,218)
Net cash used in investing activities	(981)	-
Net cash provided by financing activities	121,283	31,300
Net increase in Cash	23,340	21,082
Cash, beginning	652	221
Cash, ending	$23,992	$21,303

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

Operating activities

Net cash used in operating activities was $96,962 for the period ended April 30, 2017, as compared to $10,218 used in operating activities for the period ended April 30, 2016.

Investing activities

Net cash used in investing activities was $981 for the period ended April 30, 2017, as compared to $0 used in investing activities for the same period in 2016.

Financing activities

Net cash provided by financing activities for the period ended April 30, 2017 was $121,283 as compared to $31,300 for the same period of 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended April 30, 2017.

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

BIGFOOT PROJECT INVESTMENTS INC

Date: June 14, 2017	By:	/s/Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)