Form 10-K
period 2017-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-11-15
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-______

Bigfoot Project Investments Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 El Camino Real NR-150, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (415) 518-8494

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [ ]		Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of January 31, 2017, the last business day of the registrant’s most recently completed second quarter, was $2,097,050. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of January 31, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2017 was 296,319,199 shares.

Bigfoot Project Investments Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2017

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•our ability to diversify our operations;

•our ability to implement our business plan;

•our ability to attract key personnel;

•our ability to operate profitably;

•our ability to efficiently and effectively finance our operations, and/or purchase orders;

•inability to achieve future sales levels or other operating results;

•inability to raise additional financing for working capital;

•inability to efficiently manage our operations;

•the inability of management to effectively implement our strategies and business plans;

•the unavailability of funds for capital expenditures and/or general working capital;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•deterioration in general or regional economic conditions;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Bigfoot Project Investments Inc.

PART I

ITEM 1. BUSINESS

We are an enterprise organized for the purpose of finding, documenting and collecting evidence of the existence of the creature known as Bigfoot, in direct connection with this purpose is the development and production and distribution of documentary and fictional films about the creature.

Below is a table of the DVD movies we have in inventory.

DVD MOVIE TITLE	ORDER DATE	QTY DVD’S	DVD COST EA
BIGFOOT LIVES	1/6	1,783	$0.81
ANATOMY OF A BIGFOOT HOAX	2/11	484	$1.40
ANATOMY OF A BIGFOOT HOAX	1/12	-	$1.35
BIGFOOT LIVES 2	6/11	32	$1.89
BIGFOOT LIVES 2 **	1/11	-	$1.35
BIGFOOT LIVES 3	1/12	236	$1.35
HOAX OF THE CENTURY	10/12	248	$1.35
IN THE SHADOW OF BIGFOOT	1/12	28	$1.35
PURSUIT	12/14	1,100	$1.35

**Note: First 500 of Bigfoot Lives 2 had defective packaging and labels and had to be re-manufactured. Used for Advertising promotions and mailings to various vendors and promotional events.

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

On November 30, 2011 a Nevada corporation, Bigfoot Project Investments Inc., was created.

Bigfoot Project Investments Inc.’s., purpose is to focus all our projects into one investment holding company and to file for a public offering. We have consolidated all projects into one investment marketing plan, which we believe is more effective than a single plan, thereby increasing the overall profits of the projects than if they were individually marketed.

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

Bigfoot Project Investments Inc. entered into two separate agreements with its distributor The Bosko Group in May 2017. One agreement is for the re-release of seven of the Company’s documentaries with new introductions and commentaries. The other agreement is for the production of five new feature length films depicting the “Dark and Violent” world of Bigfoot.

We are currently negotiating agreements with a 3D Movie Production Company to produce a movie called “Bigfoot 3D”. The draft script has been written and is being finalized with Golden Leaf Pictures, the production company. Investment funding is required to finalize negotiation of contracts and start production of the movie. There are no agreements in place to provide the funding at this time.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at an early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in an early stage. Our business and operations should be considered to be in an early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

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

We expect to raise additional capital during 2018 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

Risks Relating to Our Business

Related Party Transaction Risk

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. During 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The terms of the note are that the unpaid principal and the accrued interest are payable in full on January 31, 2018. Bigfoot Project Investments Inc. disbursed $12,148 as payment on the principal of the note. The principal balance of the note as of July 31, 2017 was $472,370. The holders of the note have agreed to allow the company additional time to develop revenue producing projects which will allow the company to pay this debt.

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

•Footprint cast of Bigfoot – 73 original casts

•Photographs of Dead Creature from Strickler, Arkansas 1994 Dead Creature Incident

•109-inch Skeleton

•Various Media Artifacts – Video TV News Media – 52 news stories

•Contract to sell Dinosaur fossil – most recent estimate by Paleontologist $1.2 million dollars

•Rubber suit from 2008 hoax

•Various DNA samples – Hair, and nails

•License to use 6 dinosaur displays

•Exclusive rights to the Bigfoot Website

•Bigfoot Live Radio Show

•Bigfoot Live Radio Show Website

•360 hours of raw footage from expeditions for movie development

•Various DVD Movies and Documentary film projects

•Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc. including an advertising/marketing contract with The Bosko Group which is included in the exhibits.

The note is held by two of the shareholders of the Company. C. Thomas Biscardi who owns 47.4% of the issued stock and Dennis J. Kazubowski who owns 2.12% of the issued stock. The Company currently does not have the means to satisfy this note by the due date, however, Management is confident that the terms will be renegotiated, and the Company will be able to satisfy the terms of the note by the renegotiated due date.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 30, 2011 and we have only generated minimal revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit through July 31, 2017 is $3,911,996.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•our ability to develop and continually update our products for sale;

•our ability to procure and maintain commercially reasonable terms relationships with third parties to develop and maintain our productions, network and transaction processing systems;

•our ability to identify and pursue mediums through which we will be able to market our products;

•our ability to attract customers to purchase our productions;

•improve our ability to generate revenues; and

•our ability to manage growth by managing administrative overhead.

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

Bigfoot Project Investments Inc. delivered the first of the five feature length films to its distributor in July 2017, resulting in reportable income per the contract of $73,500. This film will be the premier of the “Dark and Violent” world of Bigfoot series. The film is in the final stages of design and packaging which are handled by our distributor and is expected to be released upon completion of these operations.

Our controlling shareholder has significant influence over the Company.

As of July 31, 2017, Carmine T. Biscardi, owns 47.4% of the outstanding common stock. As a result, Mr. Biscardi currently possesses and will continue to retain significant influence over our affairs. His stock ownership and relationships with members of our board of directors, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

As a result of changing consumer preferences, there can be no assurance that any of our motion pictures and DVD’s concepts will continue to be popular for a period of time. Our success will be dependent upon our ability to develop new and improved programs. Our failure to sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

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

Our success depends on our ability to attract customers on cost-effective terms. Our strategy to attract customers via our advertising, which has not been formalized or implemented, includes viral marketing, the practice of generating “buzz” among Internet users in our products through the developing and maintaining web logs or “blogs”, online journals that are updated frequently and available to the public, postings on online communities such as Yahoo!(R) Groups, and other methods of getting internet users to refer others to our services by e-mail or word of mouth; search engine optimization, marketing via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with providers to increase our access to customers. We expect to rely on direct marketing as the primary source of customers. Our marketing strategy may not be enough to attract sufficient traffic to develop a consistent customer base. This lack of response would cause us to pursue different avenues of marketing and promotional venues. If we are unsuccessful in attracting a sufficient amount of traffic, our ability to get customers and our financial condition will be harmed.

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

We will rely on third parties to develop and maintain some of our new concepts (based on concepts developed by us). To date we have not entered into any formal relationship with any third parties to provide these services. Our success will depend on our ability to build and maintain relationships with such third-party- service providers on commercially reasonable terms. If we are unable to build and maintain such relationships on commercially reasonable terms, we will have to suspend or cease operations. Even if we are able to build and maintain such relationships, if these parties are unable to deliver products on a timely basis, our customers could become dissatisfied and decline to make future purchases. If our customers become dissatisfied with the services provided by these third parties, our reputation and our company could suffer.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We require minimum funding of approximately $125,000 to conduct our proposed operations for a period of one year. This includes the cost of this registration as well as normal operating costs. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officers and directors who have informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. After one year we may need additional financing.

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $75,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink. The stock has been actively trading since the August 29, 2016 listing. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of July 31, 2017, we had 138 stockholders of record of the 223,397,000 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•our financial condition;

•earnings;

•need for funds;

•capital requirements;

•prior claims of preferred stock to the extent issued and outstanding; and

•other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

•Footprint cast of Bigfoot – 73 original casts

•Photographs of Dead Creature from Strickler, Arkansas 1994 Dear Creature Incident

•109-inch Skeleton

•Various Media Artifacts – Video TV News Media – 52 news stories

•Contract to sell Dinosaur fossil

•Rubber suit from 2008 hoax

•Various DNA samples – Hair, and nails

•License to use 6 dinosaur displays

•Exclusive rights to the Bigfoot Website

•Exclusive rights to the Bigfoot Live Radio Show

•Exclusive rights to the Bigfoot Live Radio Show Website

•360 hours of raw footage from expeditions for movie development

•Various DVD Movies and Documentary film projects

•Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc.

The above list is a complete list of the fixed assets for Bigfoot Project Investments, Inc.

We are a company who has, over the past years, developed nine DVD Movies; all of which have been completed for distribution. We have established a contract with a Media Marketing Distribution Company (The Bosko Group), who has contracted all of the nine DVD movies to their distribution agents. We are a company with only minimal revenues to date: we have minimal assets, and have incurred losses since inception.

We have in the past year, obtained two new contracts with our distribution company. The first contract is for a re-release of seven of the nine movies previously developed. Our distributor will provide new packaging and new introductions and commentaries for each release. The new editions are expected to be available on the market by the end of 2017.

The second contract is for the production of five new feature length films depicting a new look at the creature that the industry has seldom used. These films will be based on real encounters. The first of these films was completed in July 2017 and is expected to be on the market by the end of the calendar year 2017.

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

RESULTS OF OPERATIONS

Revenue

For the year ended July 31, 2017 we generated revenue of $84,297 compared to $2,236 for the year ended July 31, 2016.

Operating Expenses

Operating expenses during year ended July 31, 2017 were $2,652,252, consisting of general and administrative, expedition expense and professional fees. In comparison, operating expenses in the year ended July 31, 2016 were $328,239, consisting of general and administrative, expedition expense and professional fees. The increase in total expenses from 2016 to 2017 is primarily attributable to stock based compensation expense and additional expedition expenses due to increased research and filming for production contract.

Liquidity and Capital Resources

As of July 31, 2017, we had $1,105 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended July 31, 2017 and 2016. To date, we have financed our operations through the issuance of stock and borrowings from shareholders and convertible notes from third parties.

In summary, our cash flows were as follows:

	Fiscal Year Ended July 31,
	2017	2016
Net cash used in operating activities	$(134,059)	$(53,453)
Net cash used in investing activities	(981)	-
Net cash provided by financing activities	135,493	53,884
Net increase in Cash	453	431
Cash, beginning of year	652	221
Cash, end of year	$1,105	$652

Operating activities

Net cash used in operating activities was $134,059 for the year ended July 31, 2017, as compared to $53,453 used in operating activities for the same period in 2016. The increase in net cash used in operating activities was primarily due to stock based compensation expense recorded.

Investing activities

Net cash used in investing activities was $981 for the year ended July 31, 2017, as compared to $0 used in investing activities for the same period in 2016. The company purchased equipment needed to fulfill the production contract.

Financing activities

Net cash provided by financing activities for the year ended July 31, 2017 was $135,493, as compared to $53,884 for the same period of 2016.

Since inception, we have financed our cash flow requirements through issuance of common stock, related party loans and convertible debt. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of increased revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Tom Biscardi and Principal Financial Officer, Sara Reynolds, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below. Internal controls and procedures provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2017 due to the following material weaknesses:

•Ineffective controls over period end financial disclosure and reporting process.

•Limited or no segregation of duties.

•Lack of functioning audit committee.

•Lack of multiple levels of review over the financial reporting process.

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

Changes in Internal Control Over Financial Reporting

We are determining what new procedures and new advisory professionals need to be put in place to assist us with the compliance process and ensure that all filings with the SEC are done pursuant to the applicable regulations. However, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

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

WORK HISTORY

Apr 2006 – Present - Searching For Bigfoot Inc. Redwood City, CA.-Director & Owner

Jan 1991 Present Tom Biscardi Associates Redwood City, CA. - Owner & Manager

•Promotions. Marketing. Consulting.

C. THOMAS BISCARDI, JR.*

The name, address, age, and positions of one of our directors are set forth below:

Name and Address	Age	Position
C. Thomas Biscardi, Jr.	50	President, Director
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

WORK HISTORY

Retired – July, 2011 - Present

SARA L. REYNOLDS

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
Sara L. Reynolds 6222 Raytown Trfy 352	51	CFO, Secretary, Treasurer, Director
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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Carmine T. Biscardi	2017	$0	$0	$0	$0	$0
CEO, Director	2016	$0	$0	$0	$0	$0

William F. Marlette	2017	$0	$0	$0	$0	$0
Director	2016	$0	$0	$0	$0	$0

C. Thomas Biscardi, Jr.	2017	$0	$0	$0	$8,500	$8,500
President, Director	2016	$0	$0	$0	$0	$0

Sara L. Reynolds.	2017	$0	$0	$0	$0	$0
CFO, Secretary, Treasurer, Director	2016	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of July 31, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 10, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock / Percent of Class

Carmine T. Biscardi, CEO, Dir. 570 El Camino Real NR-150 Redwood City, CA 94063	140,465,000 47.4%

William F. Marlette, Dir 14231 Meadowrun Street San Diego, CA 92129	23,250,000 7.85%

Sara Reynolds, CFO, Dir 1265 Westridge Drive Portola Valley, CA 94208	11,175,500 3.77%

C. Thomas Biscardi, Jr., President, Dir. 112 Ironwood Road Middlesboro, KY 40965	14,750,000 4.98%

Officers and Directors as a Group	64.00%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on November 10, 2017 (296,319,199).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey, LLP for 2017 were $18,500 and 2016 were $6,000.

(2) AUDIT-RELATED FEES

The audit related fees charged by MaloneBailey, LLP were $0.00 for 2017 and 2016.

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

Date: November 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Biscardi	Principal Executive Officer and Director	November 14, 2017
Tom Biscardi

/s/ Sara Reynolds
Sara Reynolds	Principal Financial and Director	November 14, 2017

BIGFOOT PROJECT INVESTMENTS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bigfoot Investments, Inc.

Redwood City, CA

We have audited the accompanying balance sheets of Bigfoot Investments, Inc., (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bigfoot Investments, Inc. as of July 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses from operations nor does it have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP

Houston, Texas

November 14, 2017

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets

ASSETS
	July 31, 2017	July 31, 2016

Current Assets
Cash	$1,105	$652
Accounts Receivable	78,500	-
Inventory	12,486	6,094
Total current assets	92,091	6,746

Fixed Assets
Equipment	981	-
Total Fixed Assets	981	-

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$93,072	$6,746

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$18,789	$-
Advance from shareholders	60,322	17,681
Accrued Interest	87,884	68,640
Convertible Debt (net of discount)	10,759	-
Derivative liability	262,722	-
Note Payable - Related Party	472,370	484,518
Total Current Liabilities	912,846	570,839

Total Liabilities	912,846	570,839

Commitments

Stockholders' deficit
Common stock, $0.001 par value; 400,000,000 shares authorized, 223,397,000 and 208,717,000 issued and outstanding as of July 31, 2017 and 2016, respectively	223,397	208,717
Additional Paid In Capital	2,868,825	369,273
Accumulated deficit	(3,911,996)	(1,142,083)
Total Stockholders' deficit	(819,774)	(564,093)

Total liabilities & Stockholders' deficit	$93,072	$6,746

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations

	Year Ended	Year Ended
	July 31, 2017	July 31, 2016

Revenue	$84,297	$2,236

Costs and expenses:
Professional fees	2,547,404	281,909
General and administrative	24,301	17,008
Expedition expense	80,547	29,322
Total costs and expenses	2,652,252	328,239

Net loss from operations	(2,567,955)	(326,003)

Other Income (Expense)
Derivative Loss	(169,504)	-
Interest Expense, net	(32,454)	(19,359)
Total Other Income (Expense)	(201,958)	(19,359)

Net loss	$(2,769,913)	$(345,362)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	215,872,275	207,694,500

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Changes in Stockholders' Deficit For the Years Ended July 31, 2017 and July 31, 2016

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, July 31, 2015	207,490,000	$207,490	$-	$(796,721)	(589,231)

Stock sales From May 2016 Offering	1,227,000	1,227	119,273	-	120,500

Stock Issued for Services	-	-	250,000	-	250,000

Net (loss)	-	-	-	(345,362)	(345,362)

Balance, July 31, 2016	208,717,000	$208,717	$369,273	$(1,142,083)	$(564,093)

Stock Issued for Services	14,600,000	14,600	2,485,400	-	2,500,000

Stock issued for conversion of debt	80,000	80	2,370	-	2,450

Settlement of derivative liability	-	-	11,782	-	11,782

Net (loss)	-	-	-	(2,769,913)	(2,769,913)
Balance, July 31, 2017	223,397,000	$223,397	$2,868,825	$(3,911,996)	$(819,774)

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Cash Flows

	For The Year Ended	For The Year Ended
	July 31, 2017	July 31, 2016
Cash flow from operating activities:
Net loss	$(2,769,913)	$(345,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	2,500,000	250,000
Accumulated amortization	-	884
Amortization of debt discount	13,209	-
Derivative loss	169,504	-
Change in operating liabilities:
Accounts Receivable	(78,500)	-
Accounts Payable	18,789	24,582
Inventory	(6,392)	(2,926)
Change in Restricted Cash	-	7
Accrued Interest	19,244	19,362
Net cash used in operating activities	(134,059)	(53,453)

Cash flow from investing activities
Cash paid for purchase of fixed assets	(981)	-
Net cash used in investing activities	(981)	-

Cash flow from financing activities
Proceeds from convertible notes	105,000	-
Proceeds for Advances from shareholders	69,125	2,261
Payments on Advances from shareholders	(26,484)	(8,877)
Payments on related party note payable	(12,148)	-
Proceeds from sale of common stock	-	60,500
Net cash provided by financing activities	135,493	53,884

Net increase in cash	453	431
Cash at beginning of period	652	221
Cash at end of period	$1,105	$652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS
Restricted cash reclassified for subscriptions paid	$-	$22,930
Advances from shareholders settled	$-	$60,000
Settlement of derivative liability	$11,782	$-
Expenses paid by shareholders on behalf of Company	$-	$24,582
Common stock issued for conversion of debt	$2,450	$-
Recognition of derivative debt discount	$105,000	$-

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Bigfoot Project Investments Inc. (“we”, “our” the “Company”) was incorporated in the State of Nevada on November 30, 2011. The Company’s administrative office is located at 570 El Camino Real NR-150, Redwood City, CA and its fiscal year ended July 31. Since inception, the Company has been engaged in organizational efforts and the pursuit of financing. The Company was established as an entertainment investment business.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents.

Inventory Valuation

We value inventory at the lower of cost or net realizable value; cost being determined on a “first-in, first-out” basis. Our policy is to assess inventory on an annual basis, and based on our assessment there is no impairment of inventory requiring a reserve for the year ended July 31, 2017.

Website Development Cost

The Company adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under Sections 305-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs. They are amortized on a straight-line basis over the estimated useful lives of three (3) years.

Income Tax

The Company accounts for income taxes under ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition." Revenue consists of proceeds and commissions from sale of DVDs and videos. Revenue is recognized only when all of the following criteria have been met:

i)Persuasive evidence for an agreement exists

ii)Goods (DVDs, videos and promotional items) have been delivered

iii)The fee is fixed or determinable

iv)Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The Company generated revenues of $84,297 and $2,236 for the twelve months ended July 31, 2017 and 2016, respectively.

Accounts receivable

The Company routinely assesses the recoverability of receivables to determine their collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.  The Company determines its allowance for doubtful accounts by considering such factors as the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.

The Company has evaluated its accounts receivable history and determined that no allowance for doubtful accounts is required for the years ended July 31, 2017 and 2016.

Concentration risk

Substantially all of the Company's accounts receivable and revenues are with one customer.  This one customer represented 100% of total accounts receivable at July 31, 2017 and 96% of total revenues for the year ended July 31, 2017.

Fair value of financial instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -

Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 -

Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$262,722	$-	$-	$262,722
Total	$262,722	$-	$-	$262,722

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2016	$-
Fair value of derivative liability at issuance charged to debt discount	105,000
Fair value of derivative liability at issuance charged to derivative loss	41,210
Settlement of derivative liability	(11,782)
Unrealized derivative loss included in other expense	128,294
Balance at July 31, 2017	$262,722

The Company evaluated its convertible notes to determine if the embedded component of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The Company determined that due to the variable number of common stock that the notes convert to, the embedded conversion option were required to be bifurcated and accounted for as a derivative liability. The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the statements of operations.  Upon conversion of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following:  a) underlying stock price ranging from $0.14 to $0.25; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 24% to 28%; c) projected volatility of 124% to 183%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Loss per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss available to common stockholders by the basic and diluted weighted average number of common shares outstanding. Common stock equivalents pertaining to convertible debt were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended July 31, 2017 and 2016.

Recent Account Pronouncements

In May 2014, FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU and related amendments supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company is in the data aggregation and quantification phase of its review of this new standard, and is working to assess the impact and our approach towards adopting this ASU.

In August 2016, the FASB issued an ASU regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The update addresses eight specific cash flow items whose objective is to reduce existing diversity in practice. This ASU is effective for interim and annual periods after December 15, 2017.  The adoption of this ASU is not expected to have a material impact on the financial position and results of operations of the Company.

In January 2017, the FASB issued an ASU regarding how goodwill is tested annually.  This ASU will simplify the measurement of goodwill which will reduce cost and complexity of the evaluating process.  This ASU is effective beginning after December 15, 2019. The adoption of this ASU will not have a material impact on the financial position and results of operations of the Company.

In March 2017, the FASB issued an ASU in order to shorten the amortization period for certain callable debt securities held at a premium. This ASU is effective for interim and annual periods after December 15, 2018.  As the Company already uses the earliest call date for debt securities, the adoption of this ASU is not expected to have a material impact on the financial position and results of operations of the Company.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost in the financial statements.  This ASU will be effective for interim and annual periods after December 15, 2017.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of American applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred recurring losses, does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern

NOTE 3 – ADVANCE FROM SHAREHOLDERS

For the twelve months ended July 31, 2017, additional advances for shareholders were $69,125. The Company made payments on these advances amounting to $26,484 and $8,877 for the twelve months ended July 31, 2017 and July 31, 2016, respectively. For the twelve months ended July 31, 2016, additional advances from shareholders were $26,843. These advances bear no interest and are due on demand. Total advances from shareholders as of July 31, 2017 and 2017 were $60,322 and $17,681, respectively.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The note is subject to annual interest of 4% and the unpaid principal and the accrued interest are payable in full on January 31, 2018.

Monthly payments are not required on the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company was able to pay $12,148 toward the principal of the loan during the year ended July 31, 2017. As of July 31, 2017 and 2016, the outstanding balance on the note was $472,370 and $484,518, respectively.

Interest expense for the years ended July 31, 2017 and 2016 was $19,244 and $19,362, respectively.

NOTE 5 – CAPITAL STOCK

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

The Company has 223,397,000 and 208,717,000 shares of common stock issued and outstanding as of July 31, 2017 and 2016, respectively.

In May 2016, 1,227,000 shares of common stock were sold for $120,500 pursuant to an S1 registration (the Offering). The Company received cash payments of $60,500. An additional payment of $60,000 for shares in the offering was paid directly to a shareholder to reimburse advances previously made to the Company. The offering closed July 21, 2016.

On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors (see Note 9 – Advisory Agreements) whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements.

On November 18, 2016, the Company entered into an agreement with FMW Media Works (the “Advisors”) to provide advisory services to the company. Compensation under this agreement is in the form of stock in the amount of 7,500,000 shares. FMX Media Works is required to provide management consulting, business development services, strategic planning, marketing and public relations.

On December 7, 2016, the Company entered into agreements with PAG Consulting and PR Consulting (the “Advisors”) to provide advisory services to the Company. Compensation under this agreement is in the form of stock of 3,000,000 shares to each company. The Advisors are required to provide management consulting, business development services, strategic planning, marketing and public relations.

In May, 2017, the Company authorized the issuance of 3,000,000 shares each to PAG Consulting and PR Consulting as compensation for services performed.

The Company recognized stock compensation of $2,500,000 pursuant to the above advisory agreements for the year ended July 31, 2017.

The Company issued 80,000 shares for the EMA convertible debt resulting in a decrease in the principal in the amount of $2,450.

NOTE 6 – DISTRIBUTION AGREEMENTS

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

On May 2017, the Company entered into two separate agreements (the “Re-Release”) with The Bosko Group LLC (the “Distributor”) to provide distribution and promotional services to the Company. The terms of the agreements provide for the following.

a.Compensation to the Company for the Re-Release will be based on projected gross sales range and royalties for six existing DVD documentaries which will be offered into all distribution markets as a series with a new introduction narrated by Tom Biscardi.

b.Compensation to the Company for the Distribution of new feature-length films is based on past performance of previous productions with up-front funding and projected royalties over all distribution channels. The Company completed production of the first of the new feature-length films in July 2017 and recognized revenues of $81,000 during the year ended July 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company could become a party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. As of the date of this report there are no material pending legal proceedings to which the Company is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

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

Net deferred tax assets consist of the following components as of July 31, 2017 and 2016:

	July 31, 2017	July 31, 2016
Deferred tax assets:
Net operating loss carryover	$2,932,562	$345,362
Valuation allowance	(2,932,562)	(345,362)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 39% statutory rate to the income tax recorded is as follows:

	July 31, 2017	July 31, 2016
Net provision for federal income taxes (benefits):
Net operating loss carryover	$1,143,699	$134,691
Valuation allowance	(1,143,699)	(134,691)
	$-	$-

As of July 31, 2017, the Company did not pay any income taxes nor have they paid or accrued any taxes from inception through July 31, 2017.

The net federal loss carry forward will begin to expire in 2034. No tax benefit has been reported in the July 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance in the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has filed and extension for the year ended July 31, 2017 and anticipates filing the return within the extension period. All of the Company’s income tax years remained open for examination by taxing authorities.

NOTE 9 – ADVISORY AGREEMENTS

On May 1, 2016, the Company entered into two agreements with Surf Financial and William Hiney (collectively, the “Advisors”) to provide advisory services to the Company. Compensation under each agreement was contingent upon each Advisor’s performance for an initial six-month period expiring on November 2, 2016 (the “Contingency Period”).

Specifically, under each agreement, respectively, the Advisors were required to provide management consulting, business development services, strategic planning, marketing and public relations. If in the initial six-month contingent period, each Advisor was required to provide its or his best efforts to provide the advisory services described in each agreement; otherwise, the Company in its sole and absolute discretion could unilaterally cancel the agreements at the end of the Contingency Period and each agreement would be automatically null and void thereby terminating entirely the Advisors’ right to compensation. As compensation, the Company shall issue to the Advisors 4,000,000 shares and 1,000,000 shares, respectively, of restricted common stock, subject to rescission and redemption at the end of the Contingency Period by the Company. The value placed upon the shares was $0.10 per share as this was considered fair value of the Company’s common stock based upon its recently completed S-1 offering registered with the SEC. Fair value of the shares to be issued pursuant to the agreements was $500,000. On November 26, 2016 the Company entered into a rescission and release agreement with the Advisors whereby the Company agreed to issue 900,000 and 200,000 shares of its common stock as full satisfaction of the Advisory Agreements. The Company recognized stock compensation in the amount of $250,000 which represents the fair value of the vested shares from May 1, 2016 through July 31, 2016 and recognized the remaining $250,000 of stock compensation during the year ended July 31, 2017.

On December 7, 2016, the Company entered into agreements with PAG Consulting and PR Consulting (the “Advisors”) to provide advisory services to the company. Compensation under this agreement is in the form of stock in the amount of 6,000,000 shares. The Advisors are required to provide management consulting, business development services, strategic planning, marketing and public relations.

In May, 2017, the Company issued 3,000,000 shares each to PAG Consulting and PR Consulting for services performed.

The Company recognized stock compensation of $2,500,000 pursuant to the advisory agreements for the year ended July 31, 2017.

NOTE 10 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. During the year ended July 31, 2017, 80,000 shares of stock were converted for a reduction in the principal balance of $2,450. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815.

On February 27, 2017, the Company issued a convertible promissory note in the amount of $62,500 to Auctus Fund LLC, a Delaware limited liability company. This convertible note is due and payable on November 18, 2017 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC after the 120 holding period has expired. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. This note became convertible on June 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815.

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Acutus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment.

In connection with the above notes, the Company paid deferred financing costs totaling to $20,000 that were recorded as a discount to the notes.  The Company also recognized a debt discount of $105,000 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. Total amortization expense for the year ended July 31, 2017 amounted to $13,209.  Unamortized discount as of July 31, 2017 amounted to $111,791.

NOTE 11 – SUBSEQUENT EVENTS

On August 28, 2017, the Company issued a convertible promissory note in the amount of $60,000 to Power Up Lending Group LTD, a Virginia corporation. This convertible note is due and payable June 10, 2018, has an interest rate of 12% and is convertible to common stock of the Company, beginning from 180 days following the date of the note, at a conversion price equal to 62% of the average of the lowest trading price of the common stock during the fifteen (15) trading day period prior to the conversion date.  The note may be prepaid at any time up to 180th day following the issue date of the note for an amount equal to 115% - 140% of outstanding balance plus unpaid interest.

The Board authorized stock compensation for Directors of the Company in the August 27, 2017 Directors meeting. The stock was issued on September 13, 2017. Total number of shares issued for director compensation was twenty million (20,000,000) shares to CEO, Tom Biscardi, ten million (10,000,000) shares to President, Tommy Biscardi, ten million (10,000,000) shares to CFO, Sara Reynolds and ten million (10,000,000) shares to Director, William Marlette for a total of fifty million shares (50,000,000). The Board also authorized stock compensation for the Company’s legal representative The Krueger Group in the amount of ten million shares (10,000,000).

On August 28, 2017, EMA Financial converted 1,000,000 shares of common stock for a reduction in the principal amount due of $14,040.

On October 6, 2017, Auctus Fund converted 8,922,199 shares of common stock for a reduction in the principal amount due of $18,717 and settlement of unpaid interest of $3,767.

On October 26, 2017, EMA Financial converted 3,000,000 shares of common stock for a principal amount due of $2,715.

The Company is in default of its note with EMA as of August 28, 2017 and we are in negotiations with EMA to pay off this note.