Form 10-K/A
period 2017-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-11-16
CIK 1569568

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

****

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Bigfoot Project Investments Inc.’s annual report on Form 10–K for the period ended July 31, 2017, filed with the Securities and Exchange Commission on November 15, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

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

3. Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act		10-K	7/31/17	31.1	11/15/17
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act		10-K	7/31/17	31.1	11/15/17
101	XBRL	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bigfoot Project Investments Inc.

By: /s/ Tom Biscardi

Tom Biscardi, CFO

Date: November 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tom Biscardi	Principal Executive Officer and Director	November 15, 2017
Tom Biscardi

/s/ Sara Reynolds
Sara Reynolds	Principal Financial and Director	November 15, 2017