Form 10-Q
period 2017-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2017-12-19
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2017, the last business day of the registrant’s most recently completed second quarter, was $2,097,050. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of December 18, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on December 19, 2017 was 349,831,799 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED OCTOBER 31, 2017

PART I – FINANCIAL INFORMATION

References in this document to “us,” “we,” or “Company” refer to BIGFOOT PROJECT INVESTMENTS, INC.

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.
Balance Sheets As of October 31, 2017 and July 31, 2017
(Unaudited)

ASSETS	October 31, 2017	July 31, 2017

Current Assets
Cash	$292	$1,105
Accounts Receivable	75,500	78,500
Inventory	16,840	12,486
Total current assets	92,632	92,091

Fixed Assets
Equipment, net	2,066	981
Total Fixed Assets		981

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$94,698	$93,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$11,582	$18,789
Advance from shareholders	42,234	60,322
Accrued Interest	88,841	87,884
Convertible Debt (net of unamortized discount)	99,883	10,759
Derivative Liability	117,297	262,722
Promissory note - related party	472,370	472,370
Total current liabilities	832,207	912,846

Total Liabilities	832,207	912,846

Stockholders' deficit
Common stock, $0.001 par value; 500,000,000 shares authorized, 296,319,199 and 223,397,000 issued and outstanding as of October 31, 2017 and July 31, 2017, respectively	296,319	223,397
Additional paid in capital	8,126,315	2,868,825
Accumulated deficit	(9,160,143)	(3,911,996)
Total stockholders' deficit	(737,509)	(819,774)

Total liabilities & stockholders’ deficit	$94,698	$93,072

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statements of Operations (Unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016

Revenue	$423	$1,301

Operating expenses:
Professional fees	9,975	3,075
Expedition expense	19,000	320
General and administrative	5,224,527	252,841
Total operating expenses	5,253,502	256,236

Net loss from operations	(5,253,079)	(254,935)

Other Income (Expense)
Derivative Gain	74,252	-
Interest Expense	(69,320)	(4,840)
Total Other Income (Expense)	4,932	(4,840)

Net loss	$(5,248,147)	$(259,775)

Basic and diluted loss per shares	$(0.02)	$(0.00)

Weighted average shares outstanding	259,227,638	208,717,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.
Statement of Cash Flows (Unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016

Cash flow from operating activities:
Net loss	$(5,248,147)	$(259,775)
Stock based compensation	5,220,000	250,000
Gain on derivative liability	(74,252)	-
Amortization of debt discount	64,596	-
Change in operating liabilities:
Accounts Receivable	3,000	-
Inventory	(4,354)	(777)
Accounts Payable	(7,207)	-
Accrued Interest	4,724	4,840
Net cash used in operating activities	(41,640)	(5,712)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	(1,085)	-
Net cash used in investing activities	(1,085)	-

Cash flow from financing activities
Proceeds for Advances from shareholders	31,727	5,570
Payments on Advances from shareholders	(49,815)	-
Proceeds from Convertible Notes	60,000	-
Net cash provided by financing activities	41,912	5,570

Net decrease in cash	(813)	(142)
Cash at beginning of period	1,105	652
Cash at end of period	$292	$510

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Non-cash Transactions
Common stock issued for debt conversion	$39,239	-
Settlement of derivative liability	$71,173	-

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2017 filed on SEC website on November 15, 2017.

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

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$117,297	$-	$-	$117,297
Total	$117,297	$-	$-	$117,297

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Reclass to equity due to conversion	(71,173)
Unrealized derivative gain included in other expense	(74,252)
Balance at October 31, 2017	$117,297

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

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0026 to $0.087; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 24% to 34%; c) projected volatility of 240% to 383%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the periods ended October 31, 2017 and 2016.

The following is a reconciliation of basic and diluted earnings per share for the three months ended October 31, 2017 and 2016:

	Period Ended October 31, 2017	Period Ended October 31, 2016

Numerator:
Net (loss) available to common shareholders	$(5,248,147)	$(259,775)

Denominator:
Weighted average shares – basic and diluted	259,227,638	208,717,000

Net (loss) per share – basic and diluted	$(0.02)	$(0.00)

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

NOTE 2 - GOING CONCERN (continued)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the quarter ended October 31, 2017, additional advances from shareholders were received in the amount of $31,727. The Company made payments on these advances amounting to $49,815. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2017 were $60,322 and as of October 31, 2017 were $42,234.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer the terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2018.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. As of October 31, 2017, and July 31, 2017, the outstanding balance on the note was $472,370.

Interest expense for the three months ended October 31, 2017 and 2016 was $4,724 and $4,840.

NOTE 5 - CAPITAL STOCK

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

The Company has 296,319,199 and 223,397,000 shares of common stock issued and outstanding as of October 31, 2017 and July 31, 2017, respectively.

The Board authorized stock compensation for Directors of the Company in the August 28, 2017 Directors meeting. The stock was issued on September 13, 2017. Total number of shares issued for director compensation was twenty million (20,000,000) shares to CEO, Tom Biscardi, ten million (10,000,000) shares to President, Tommy Biscardi, ten million (10,000,000) shares to CFO, Sara Reynolds and ten million (10,000,000) shares to Director, William Marlette for a total of fifty million shares (50,000,000). The Board also authorized stock compensation for the Company’s legal representative The Krueger Group in the amount of ten million shares (10,000,000). The Company recorded $5,220,000 stock based compensation during the three months ended October 31, 2017.

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

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In May 2017, the Company entered into two separate agreements (the “Re-Release”) with The Bosko Group LLC (the “Distributor”) to provide distribution and promotional services to the Company. The terms of the agreements provide for the following.

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

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion Date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the three months ended October 31, 2017, 4,000,000 shares of stock were converted for a reduction in the principal balance of $16,755. As of October 31, 2017, the outstanding principal balance is $43,295.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 120th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. This note became convertible on July 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the three months ended October 31, 2017, 8,922,199 shares of stock were converted for a reduction in the principal balance of $18,717. As of October 31, 2017, the outstanding principal balance is $43,783.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES (continued)

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

In connection with the above notes, the Company paid deferred financing costs totaling to $20,000 that were recorded as a discount to the notes. The Company also recognized a debt discount of $105,000 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. During the three months ended October 31, 2017 $64,596 was recorded as amortization of debt discount. Unamortized discount as of October 31, 2017 amounted to $61,691.

NOTE 8 - SUBSEQUENT EVENTS

On November 28, 2017 the Board discussed and agreed to increase the authorized shares from 400,000,000 to 500,000,000 for the purpose of securing additional resources for anticipated operations. On November 29, 2017, an amendment to the Articles of Incorporation was filed with the Nevada Secretary of State to increase the authorized shares.

On November 30, 2017, the Company entered into and Advisory Agreement with Veyo Partners LLC in which Veyo Partners is to provide financial and other consulting services to the Company. Compensation for this agreement shall be a base fee in the form of common stock equal to 8% of the outstanding fully diluted shares of the Company and a monthly fee of $10,000 per month which is deferred until the advisors secure financing of no less than $300,000.

On November 6, 2017, EMA Financial converted 6,000,000 shares of common stock for a principal amount due of $3,345.

On November 6, 2017, EMA Financial converted 15,800,000 shares of common stock for a principal amount due of $8,098.

On November 28, 2017, Auctus Fund converted 15,085,700 shares of common stock for a reduction in the principal amount due of $4,019, settlement of unpaid interest of $635.76 and $5,000 in penalties.

On December 14, 2017, Auctus Fund converted 16,626,900 shares of common stock for a reduction in the principal amount due of $6,897 together with a settlement of unpaid interest of $418.40.

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

•inability to raise additional financing for working capital;

•the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•our ability to attract key personnel;

•our ability to operate profitably;

•our ability to generate sufficient funds to operate the Bigfoot Project Investments, Inc. operations, upon completion of our acquisition;

•deterioration in general or regional economic conditions;

•adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•the inability of management to effectively implement our strategies and business plan;

•inability to achieve future sales levels or other operating results;

•the unavailability of funds for capital expenditures;

•other risks and uncertainties detailed in this report;

•as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

RESULTS OF OPERATIONS

During the three months ended October 31, 2017, we generated revenue of 423. During the three months ended October 31, 2016, we generated revenue of $1,301.

Operating expenses during the three months ended October 31, 2017 were $5,253,502. Operating expenses during the three months ended October 31, 2016 were $256,236. Operating expenses for the three months ended October 31, 2017 consisted of professional fees of $5,229,975 and general and administrative fees of $4,527, expedition fees of $19,000. Operating expenses for the three months ended October 31, 2016 consisted of professional fees of $253,075, expedition expense of $320 and general and administrative fees of $2,841. Expenses increased during 2017 mainly due to the stock based compensation.

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

Liquidity and Capital Resources

As of October 31, 2017, we had $292 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2017 and 2016:

	Period Ended October 31, 2017	Period Ended October 31, 2016
Net cash used in operating activities	$(41,640)	$(5,712)
Net cash used in investing activities	(1,085)	-
Net cash provided by financing activities	41,912	5,570
Net increase (decrease) in Cash	(813)	(142)
Cash, beginning	1,105	652
Cash, ending	$292	$510

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

Operating activities

Net cash used in operating activities was $41,640 for the period ended October 31, 2017, as compared to $5,712 used in operating activities for the period ended October 31, 2016.

Investing activities

Net cash used in investing activities was $1,085 for the period ended October 31, 2017, as compared to $0 used in investing activities for the same period in 2016.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2017 was $41,912 as compared to $5,570 for the same period of 2016.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings during the three months ended October 31, 2017 and there are currently no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three-month period ended October 31, 2017 a total of 12,922,199 shares were issued for conversion of debt and an additional 60,000,000 shares of stock were issued as stock based compensation.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended October 31, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Our common stock has been quoted on the OTC Pink marketplace since mid-2016 under the symbol “BGFT.”

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: December 19, 2017	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)