Form 10-Q
period 2018-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2018-03-26
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2017, the last business day of the registrant’s most recently completed second quarter, was $883,599. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2017 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on March 22, 2018 was 519,950,149 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Balance Sheets

As of January 31, 2018 and July 31, 2017

(Unaudited)

	January 31, 2018	July 31, 2017
ASSETS
Current Assets
Cash	$3,629	$1,105
Accounts Receivable	75,500	78,500
Inventory	15,440	12,486
Total current assets	94,569	92,091

Fixed Assets
Equipment, net	2,066	981
Total Fixed Assets	2,066	981

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$96,635	$93,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$27,279	$18,789
Advance from shareholders	90,366	60,322
Accrued Interest	91,694	87,884
Convertible Debt (net of unamortized discount)	161,720	10,759
Derivative Liability	182,447	262,722
Promissory note - related party	472,370	472,370
Total current liabilities	1,025,876	912,846

Total Liabilities	1,025,876	912,846

Stockholders’ deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized, 0 and 0 issued and outstanding as of January 31, 2018 and July 31, 2017, respectively	-	-
Common stock, $0.001 par value; 3,500,000,000 shares authorized, 375,230,249 and 223,397,000 issued and outstanding as of January 31, 2018 and July 31, 2017, respectively	375,230	223,397
Additional Paid In Capital	8,157,009	2,868,825
Accumulated deficit	(9,461,480)	(3,911,996)

Total stockholders’ deficit	(929,241)	(819,774)

Total liabilities & stockholders’ deficit	$96,635	$93,072

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Revenue	$43,617	269	$44,040	$1,570

Operating expenses:
Professional fees	40,792	768,160	50,767	1,021,235
Expedition expenses	26,828	9,902	45,828	10,222
General and administrative	37,889	1,390	5,262,416	4,231

Total operating expenses	105,509	779,452	5,359,011	1,035,688

Net loss from operations	(61,892)	(779,183)	(5,314,971)	(1,034,118)

Other Expense
Derivative Loss	(132,799)	-	(58,547)	-
Interest Expense	(106,646)	(4,841)	(175,966)	(9,681)
Total Other Expense	(239,445)	(4,841)	(234,513)	(9,681)

Net Loss	$(301,337)	$(784,024)	$(5,549,484)	$(1,043,799)

Basic and diluted loss per shares	$(0.00)	$-	$(0.02)	$-

Weighted average shares outstanding	329,104,996	215,613,703	293,544,775	212,146,508

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	January 31, 2018	January 31, 2017
Cash flow from operating activities:
Net loss	$(5,549,484)	$(1,043,799)
Stock based compensation	5,220,000	1,000,000
Loss on derivative liability	58,547	-
Amortization of debt discount	106,285	10,000
Debt penalties	60,232	-
Change in operating liabilities:
Accounts Receivable	3,000	-
Inventory	(2,954)	(1,289)
Accounts Payable	8,490	625
Accrued Interest	9,449	9,680
Net cash used in operating activities	(86,435)	(24,783)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	(1,085)	-
Net cash used in investing activities	(1,085)	-

Cash flow from financing activities
Payment on Promissory Note	-	(12,148)
Proceeds from Convertible Debt	60,000	52,500
Repayment of Advance from shareholders	(174,476)	(15,578)
Proceeds for Advances from shareholders	204,520	28,588
Net cash provided by financing activities	90,044	53,362

Net increase in cash	2,524	28,579
Cash at beginning of period	1,105	652
Cash at end of period	$3,629	$29,231

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	$81,195	$-
Settlement of derivative liabilities	$138,822	$-
Cancellation of common stock	$47,850	$-

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

The Company’s competitive advantage is the in-house developed knowledge base and the advanced level of maturity of their projects developed and currently owned by our current officers and shareholders. The Company will capitalize on the current stock pile of these projects through contract agreements which will allow the Company to continue creation of media properties and the establishment of physical locations, partnerships, and strategic alliances with organizations to augment investment markets to create revenue as a stand-alone enterprise.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2017 filed with the SEC on November 15, 2017.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$182,447	$-	$-	$182,447
Total	$182,447	$-	$-	$182,447

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Reclass to equity due to conversion	(138,822)
Unrealized derivative loss included in other expense	58,547
Balance at January 31, 2018	$182,447

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

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0026 to $0.0006; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 26% to 28%; c) projected volatility of 274% to 342%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Both notes are currently in default, the Company is researching options to satisfy the notes.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the three and six months ended January 31, 2018 and January 31, 2017.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Numerator:
Net (loss) available to common shareholders	$(301,337)	$(784,024)	$(5,549,484)	$(1,043,799)

Denominator:
Weighted average shares – basic and diluted	329,104,996	215,613,703	293,544,755	212,146,508

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)	(0.02)	(0.00)

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

Historically, the Company has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operation and growth. Management may raise additional capital by future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the six months ended January 31, 2018, additional advances from shareholders were received in the amount of $204,520. The Company made payments on these advances amounting to $174,476. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2017 were $60,322 and as of January 31, 2018 were $90,366.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer the terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2018. During the six months ended January 31, 2018, the holder of the note has agreed to allow the note to be renewed for another year.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. As of January 31, 2018, and July 31, 2017, the outstanding balance on the note was $472,370.

Interest expense for the six months ended January 31, 2018 and 2017 was $9,449 and $9,681.

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

On November 28, 2017 the Board discussed and agreed to increase the authorized shares from 400,000,000 to 500,000,000 for the purpose of securing additional resources for anticipated operations. On November 29, 2017 an amendment to the Articles of Incorporation was filed with the Nevada Secretary of State to increase the authorized shares.

On January 12, 2018 the Board discussed and agreed to increase the authorized shares from 500,000,000 to 4,000,000,000. Common stock authorized was changed to 3,500,000,000 and a class of Preferred stock was added with 500,000,000 shares authorized. This change was implemented for the purpose of securing additional resources and establishing the Preferred stock for merger/acquisition negotiations.

The Company has 375,230,249 and 223,397,000 shares of common stock issued and outstanding as of January 31, 2018 and July 31, 2017, respectively.

The Board authorized stock compensation for Directors of the Company in the August 28, 2017 Directors meeting. The stock was issued on September 13, 2017. Total number of shares issued for director compensation was twenty million (20,000,000) shares to CEO, Tom Biscardi, ten million (10,000,000) shares to President, Tommy Biscardi, ten million (10,000,000) shares to CFO, Sara Reynolds and ten million (10,000,000) shares to Director, William Marlette for a total of fifty million shares (50,000,000). The Board also authorized stock compensation for the Company’s legal representative The Krueger Group in the amount of ten million shares (10,000,000). The Company recorded $5,220,000 stock-based compensation during the three months ended October 31, 2017.

On December 27, 2017, the Board voted to rescind the stock compensation issued on September 13, 2017. Consequently, 47,850,000 shares issued as stock compensation were cancelled and the corresponding par value of $47,850 was reclassed to additional paid in capital.

During the six months ended January 31, 2018, EMA Financial converted 62,395,950 shares of common stock for a reduction in the principal amount due of $33,711. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note.

During the six months ended January 31, 2018, Auctus Fund converted 77,287,299 shares of common stock for a principal amount due of $36,845 and settlement of unpaid interest of $5,639 and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $15,000 for default and sub-penny penalties.

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

a. Compensation to the Company for the Re-Release will be based on projected gross sales range and royalties for six existing DVD documentaries which will be offered into all distribution markets as a series with a new introduction narrated by Tom Biscardi.

b. Compensation to the Company for the Distribution of new feature-length films is based on past performance of previous productions with up-front funding and projected royalties over all distribution channels. The Company completed production of the first of the new feature-length films in July 2017 and recognized revenues of $81,000 during the year ended July 31, 2017.

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable on January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion Date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the six months ended January 31, 2018, EMA Financial converted 62,395,950 shares of common stock for a reduction in the principal amount due of $33,711. The note went into default as of January 19, 2018. The interest rate on the note was increased to 24% as a result of the default and penalties in the amount of $45,232 were assessed. As of January 31, 2018, the outstanding principal balance is $71,571.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Acutus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 120th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. This note became convertible on July 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the six months ended January 31, 2018, Auctus Fund converted 77,287,299 shares of common stock for a principal amount due of $36,845 and settlement of unpaid interest of $5,639 and $5,000 penalty. The note went into default November 18, 2017, and Auctus Fund assessed penalties totaling $15,000 for default and sub-penny penalties. As of January 31, 2018, the outstanding principal balance is $35,655.

During the six months ended January 31, 2018, the Auctus note balance was increased by penalties of $15,000 and the EMA note was increased by penalties of $45,232.

On August 28, 2017, the Company issued a convertible promissory note in the amount of $60,000 to Power Up Lending Group LTD, a Virginia corporation. This convertible note is due and payable on June 10, 2018, has an interest rate of 12% and is convertible to common stock of the Company, beginning from 180 days following the date of the note, at a conversion price equal to 62% of the average of the lowest trading price of the common stock during the fifteen (15) trading day period prior to the conversion date. The note may be prepaid at any time up to 180th day following the issue date of the note for an amount equal to 115% - 140% of outstanding balance plus unpaid interest.

In connection with the above notes, the Company paid deferred financing costs totaling to $20,000 that were recorded as a discount to the notes. The Company also recognized a debt discount of $105,000 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. During the six months ended January 31, 2018 $106,285 was recorded as amortization of debt discount. Unamortized discount as of January 31, 2018 amounted to $5,506.

NOTE 8 – ADVISORY AGREEMENTS

On November 30, 2017, the Company entered into an Advisory Agreement with Veyo Partners LLC in which Veyo Partners is to provide financial and other consulting services to the Company. Compensation for this agreement shall be a base fee in the form of common stock equal to 8% of the outstanding fully diluted shares of the Company and a monthly fee of $10,000 per month which is deferred until the advisors secure financing of no less than $300,000. No compensation amounts have been recognized from this agreement due to the fact that the initial terms for compensation have not been met.

On December 3, 2017, the Company signed a binding letter of intent (the “Agreement”) to purchase all of the equity interests in East Glacier Park Enterprises LLC (“East Glacier Park Enterprises”). Under the Agreement, the Company will acquire East Glacier Park Enterprises for a purchase price of six million ($6,000,000) dollars in the form of Convertible Series A Preferred Stock.

NOTE 9 - SUBSEQUENT EVENTS

On February 9, 2018, the Company terminated the Agreement with East Glacier Park Enterprises.

On February 5, 2018, Auctus converted 21,111,700 shares of common stock for a principal amount of $4,020 and accrued interest of $202. Additional penalties of $15,000 were assessed for the transaction and $15,000 for maturity date penalties. On February 16, 2018, Auctus converted 23,262,900 shares of common stock for a principal amount of $2,635 and accrued interest of $156. On February 27, 2018, Auctus converted 24,423,700 shares of common stock for a principal amount of $2,793 and accrued interest of $137. On March 13, 2018, Auctus converted 29,921,600 shares of common stock for a principal amount of $2,244 and accrued interest of $149.

On February 8, 2018, EMA converted 22,000,000 shares of common stock for a principal amount of $3,100. On March 1, 2018, EMA converted 24,000,000 shares of common stock for a principal amount of $1,770.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	inability to raise additional financing for working capital;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to generate sufficient funds to operate the Bigfoot Project Investments, Inc. operations, upon completion of our acquisition;
●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	the inability of management to effectively implement our strategies and business plan;
●	inability to achieve future sales levels or other operating results;
●	the unavailability of funds for capital expenditures;
●	other risks and uncertainties detailed in this report;

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

●	Footprint cast of Bigfoot – 73 original casts
●	Photographs of Dead Creature from Strickler, Arkansas 1994 Dear Creature Incident
●	109-inch Skeleton
●	Various Media Artifacts – Video TV News Media – 52 news stories
●	Contract to sell Dinosaur fossil – most recent estimate by Paleontologist $1.2 million dollars
●	Rubber suit from 2008 hoax
●	Various DNA samples – Hair, and nails
●	License to use 6 dinosaur displays
●	Exclusive rights to the Bigfoot Website
●	Exclusive rights to the Bigfoot Live Radio Show
●	Exclusive rights to the Bigfoot Live Radio Show Website
●	360 hours of raw footage from expeditions for movie development
●	Various DVD Movies and Documentary film projects
●	Exclusive rights to all current contracts negotiated under Searching For Bigfoot, Inc.

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

RESULTS OF OPERATIONS

During the three months ended January 31, 2018, we generated revenue of $43,617. During the three months ended January 31, 2017, we generated revenue of $269. The increase in revenue was from services performed with East Glacier Park Enterprises in connection with the letter of intent dated December 3, 2017.

During the six months ended January 31, 2018, we generated revenue of $44,040. During the six months ended January 31, 2017, we generated revenue of $1,570.

Operating expenses during the three months ended January 31, 2018 were $105,509. Operating expenses during the three months ended January 31, 2017 were $779,452. Stock based compensation of $750,000 issued during the quarter ending January 31, 2017 was the main difference in the two periods.

Operating expenses during the six months ended January 31, 2018 were $5,359,011. Operating expenses during the six months ended January 31, 2017 were $1,035,688. Operating expenses for the six months ended January 31, 2018 consisted of professional fees of $50,767, general and administrative fees of $5,262,416 and expedition expenses of $45,828. Operating expenses for the six months ended January 31, 2017 consisted of professional fees of $1,021,235, expedition expense of $10,222 and general and administrative fees of $4,231. Expenses increased during 2018 mainly due to the letter of intent agreement and stock-based compensation for general and administrative expenses. In 2017, stock-based compensation was awarded to non-employees and grouped in professional fees while in 2018 stock-based compensation was grouped in general and administrative expenses as it was awarded to directors of the Company.

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

Liquidity and Capital Resources

As of January 31, 2018, we had $3,629 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2018 and 2017:

	Period Ended January 31, 2018	Period Ended January 31, 2017
Net cash used in operating activities	$(86,435)	$(24,783)
Net cash used in investing activities	(1,085)	-
Net cash provided by financing activities	90,044	53,362
Net increase in Cash	2,524	28,579
Cash, beginning	1,105	652
Cash, ending	$3,629	$29,231

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

Operating activities

Net cash used in operating activities was $86,435 for the period ended January 31, 2018, as compared to $24,783 used in operating activities for the period ended January 31, 2017.

Investing activities

Net cash used in investing activities was $1,085 for the period ended January 31, 2018, as compared to $0 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2018 was $90,044 as compared to $53,362 for the same period of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the six months ended January 31, 2018, Auctus Fund converted 77,287,299 shares of common stock for a principal amount due of $36,845 and settlement of unpaid interest of $5,639 and a sub-penny penalty of $5,000.

During the six months ended January 31, 2018, EMA Financial converted 62,395,950 shares of common stock for a reduction in the principal amount due of $33,711.

The Board authorized stock compensation for Directors of the Company in the August 28, 2017 Directors meeting. The stock was issued on September 13, 2017. Total number of shares issued for director compensation was twenty million (20,000,000) shares to CEO, Tom Biscardi, ten million (10,000,000) shares to President, Tommy Biscardi, ten million (10,000,000) shares to CFO, Sara Reynolds and ten million (10,000,000) shares to Director, William Marlette for a total of fifty million shares (50,000,000). The Board also authorized stock compensation for the Company’s legal representative The Krueger Group in the amount of ten million shares (10,000,000). The Company recorded $5,220,000 stock-based compensation during the three months ended October 31, 2017.

On December 27, 2017, the Board voted to rescind the stock compensation issued on September 13, 2017. This transaction was recorded as reclassification of equity.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2018.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: March 26, 2018	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

