Form 10-Q
period 2018-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2018-06-22
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of January 31, 2018, the last business day of the registrant’s most recently completed second quarter, was $83,599. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of January 31, 2018 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on June 14, 2018 was 1,580,645,634 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2018

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Balance Sheets

As of April 30, 2018 and July 31, 2017

(Unaudited)

	April 30, 2018	July 31, 2017
ASSETS
Current Assets
Cash	$582	$1,105
Accounts Receivable (net of allowance)	-	78,500
Inventory	15,440	12,486
Total current assets	16,022	92,091

Fixed Assets
Equipment, net	2,066	981
Total Fixed Assets	2,066	981

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$18,088	$93,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$29,658	$18,789
Advance from shareholders	95,971	60,322
Accrued Interest	95,569	87,884
Convertible Debt (net of unamortized discount)	110,381	10,759
Derivative Liability	156,246	262,722
Promissory note - related party	472,370	472,370
Total current liabilities	960,195	912,846

Total Liabilities	960,195	912,846

Stockholders’ deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized, 0 and 0 issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	-	-
Common stock, $0.001 par value; 3,500,000,000 shares authorized, 949,249,868 and 223,397,000 issued and outstanding as of April 30, 2018 and July 31, 2017, respectively	949,250	223,397
Additional Paid In Capital	7,694,231	2,868,825
Accumulated deficit	(9,585,588)	(3,911,996)

Total stockholders’ deficit	(942,107)	(819,774)

Total liabilities & stockholders’ deficit	$18,088	$93,072

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017

Revenue	$783	1,448	$44,823	$3,018

Operating expenses:
Professional fees	5,209	36,477	55,976	1,057,712
Expedition expenses	3,812	39,905	49,640	50,127
General and administrative	78,173	18,357	5,340,589	22,588

Total operating expenses	87,194	94,739	5,446,205	1,130,427

Net loss from operations	(86,411)	(93,291)	(5,401,382)	(1,127,409)

Other Expense
Derivative Loss	17,736	-	(40,811)	-
Interest Expense	(55,433)	(4,840)	(231,399)	(14,521)
Total Other Expense	(37,697)	(4,840)	(272,210)	(14,521)

Net Loss	$(124,108)	$(98,131)	$(5,673,592)	$(1,141,930)

Basic and diluted loss per shares	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	612,063,461	217,317,000	397,384,200	213,940,000

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2018	April 30, 2017
Cash flow from operating activities:
Net loss	$(5,673,592)	$(1,141,930)
Stock based compensation	5,220,000	1,000,000
Loss on derivative liability	40,811	-
Amortization of debt discount	151,876	20,000
Debt penalties	65,232	-
Bad Debt Expense	75,500	-

Change in operating liabilities:
Accounts Receivable	3,000	-
Inventory	(2,954)	(3,314)
Accounts Payable	10,869	13,761
Accrued Interest	14,171	14,521
Net cash used in operating activities	(95,087)	(96,962)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	(1,085)	(981)
Net cash used in investing activities	(1,085)	(981)

Cash flow from financing activities
Payment on Promissory Note	-	(12,148)
Proceeds from Convertible Debt	60,000	105,000
Repayment of Advance from shareholders	(138,727)	(19,983)
Proceeds for Advances from shareholders	174,376	48,414
Net cash provided by financing activities	95,649	121,283

Net increase (decrease) in cash	(523)	23,340
Cash at beginning of period	1,105	652
Cash at end of period	$582	$23,992

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	$128,358	$-
Settlement of derivative liabilities	$202,901	$-
Discount on convertible notes	$55,614
Cancellation of common stock	$47,850	$-

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

Accounts receivable

The Company routinely assesses the recoverability of receivables to determine their collectability by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company determines its allowance for doubtful accounts by considering such factors as the length of time balances are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company and the condition of the general economy and the industry as a whole.

The Company has evaluated its accounts receivable history and determined that an allowance for doubtful accounts of $75,500 is required for the nine months ended April 30, 2018.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$156,246	$-	$-	$156,246
Total	$156,246	$-	$-	$156,246

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Fair value of derivative liability at issuance charged to debt discount	55,614
Reclass to equity due to conversion	(202,901)
Unrealized derivative loss included in other expense	40,811
Balance at April 30, 2018	$156,246

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

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0026 to $0.0002; b) projected discount on the conversion price ranging from 35% to 62% with the notes effectively converting at discounts in the range of 49.5% to 72.45%; c) projected volatility of 293% to 663%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Both notes are currently in default and the Company is researching options to satisfy the notes.

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

Basic and diluted earnings per share are the same as there was no dilutive effect of outstanding stock options for the three and nine months ended April 30, 2018 and April 30, 2017.

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Numerator:
Net (loss) available to common shareholders	$(124,108)	$(98,131)	$(5,673,592)	$(1,141,930)

Denominator:
Weighted average shares – basic and diluted	612,063,461	217,317,000	397,384,200	213,940,000

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)	(0.01)	(0.00)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the nine months ended April 30, 2018, additional advances from shareholders were received in the amount of $174,376. The Company made payments on these advances amounting to $138,727. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2017 were $60,322 and as of April 30, 2018 were $95,971.

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

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. As of April 30, 2018, and July 31, 2017, the outstanding balance on the note was $472,370.

Interest expense for the nine months ended April 30, 2018 and 2017 was $14,171 and $9,680.

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

During the nine months ended April 30, 2018, EMA Financial converted 167,595,950 shares of common stock for a reduction in the principal amount due of $41,225. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note. Balance of the note as of April 30, 2018 was $64,057.

During the nine months ended April 30, 2018, Auctus Fund converted 213,769,199 shares of common stock for a principal amount due of $51,357 and settlement of unpaid interest of $6,486 and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. Balance of the note as of April 30, 2018 was $26,143.

During the nine months ended April 30, 2018, Power Up Lending converted 332,337,719 shares of common stock for a principal amount due of $24,290. The principal balance on the note as of April 30, 2018 is $35,710.

The Company has 949,249,868 and 223,397,000 shares of common stock issued and outstanding as of April 30, 2018 and July 31, 2017, respectively.

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

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable on January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion Date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the nine months ended April 30, 2018, EMA Financial converted 167,595,950 shares of common stock for a reduction in the principal amount due of $41,225. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note. Balance of the note as of April 30, 2018 was $64,057.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 120th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. This note became convertible on July 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the nine months ended April 30, 2018, Auctus Fund converted 213,769,199 shares of common stock for a principal amount due of $51,357 and settlement of unpaid interest of $6,486 and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. Balance of the note as of April 30, 2018 was $26,143.

On August 28, 2017, the Company issued a convertible promissory note in the amount of $60,000 to Power Up Lending Group LTD, a Virginia corporation. This convertible note is due and payable on June 10, 2018, has an interest rate of 12% and is convertible to common stock of the Company, beginning from 180 days following the date of the note, at a conversion price equal to 62% of the average of the lowest trading price of the common stock during the fifteen (15) trading day period prior to the conversion date. The note may be prepaid at any time up to 180th day following the issue date of the note for an amount equal to 115% - 140% of outstanding balance plus unpaid interest. This note became convertible on February 24, 2018 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815.

During the nine months ended April 30, 2018, Power Up Lending converted 332,337,719 shares of common stock for a principal amount due of $24,290. The principal balance on the note as of April 30, 2018 is $35,710.

In connection with the above notes, the Company paid deferred financing costs totaling to $20,000 that were recorded as a discount to the notes. The Company also recognized a debt discount of $105,000 resulting from the embedded conversion option derivative liability during the year ended April 30, 2017. During the nine months ended April 30, 2018, the Company recognized a debt discount of $55,614 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. During the nine months ended April 30, 2018 $151,876 was recorded as amortization of debt discount. Unamortized discount as of April 30, 2018 amounted to $15,529.

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

On February 9, 2018, the Company terminated the Agreement with East Glacier Park Enterprises.

NOTE 9 - SUBSEQUENT EVENTS

On May 29, 2018, Auctus converted 54,479,100 shares of common stock for a principal amount of $1,776 and accrued interest of $403.

On various dates in May and June 2018, Power Up Lending Group converted 576,916,666 shares of common stock for a principal amount of $34,615. As of June 22, 2018, the principal balance of this note is $1,095.

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

The assets acquired were transferred over at the existing book value listed on the balance sheet of Searching for Bigfoot, Inc. at the time of transfer. The transfer agreement called for the issuance of 4,400,000 shares of common stock which were valued at $0.10 per share and the issuance of a promissory note in the amount of $484,029. The Company recorded a deemed distribution related to this transaction in the amount of $924,029. In August 2013, the Company increased the promissory note by $489 to add an asset that was not included in the original transfer.

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

RESULTS OF OPERATIONS

During the three months ended April 30, 2018, we generated revenue of $783. During the three months ended April 30, 2017, we generated revenue of $1,448.

During the nine months ended April 30, 2018, we generated revenue of $44,823. During the nine months ended April 30, 2017, we generated revenue of $3,018. The increase in revenue was from services performed with East Glacier Park Enterprises in connection with the letter of intent dated December 3, 2017.

Operating expenses during the three months ended April 30, 2018 were $87,194. Operating expenses during the three months ended April 30, 2017 were $94,739. Bad debt expense, expedition expense and professional fees were the main difference in the two periods.

Operating expenses during the nine months ended April 30, 2018 were $5,446,205. Operating expenses during the nine months ended April 30, 2017 were $1,130,427. Operating expenses for the nine months ended April 30, 2018 consisted of professional fees of $55,976, general and administrative fees of $5,340,589 including a bad debt expense of $75,500 and expedition expenses of $49,640. Operating expenses for the nine months ended April 30, 2017 consisted of professional fees of $1,057,712, expedition expense of $50,127 and general and administrative fees of $22,588. Expenses increased during 2018 mainly due to the letter of intent agreement, bad debt and stock-based compensation for general and administrative expenses. In 2017, stock-based compensation was awarded to non-employees and grouped in professional fees while in 2018 stock-based compensation was grouped in general and administrative expenses as it was awarded to directors of the Company.

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

Liquidity and Capital Resources

As of April 30, 2018, we had $582 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2018 and 2017:

	Period Ended April 30, 2018	Period Ended April 30, 2017
Net cash used in operating activities	$(95,087)	$(96,962)
Net cash used in investing activities	(1,085)	(981)
Net cash provided by financing activities	95,649	121,283
Net increase (decrease) in Cash	(523)	23,340
Cash, beginning	1,105	652
Cash, ending	$582	$23,992

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

Operating activities

Net cash used in operating activities was $95,087 for the period ended April 30, 2018, as compared to $96,962 used in operating activities for the period ended April 30, 2017.

Investing activities

Net cash used in investing activities was $1,085 for the period ended April 30, 2018, as compared to $981 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended April 30, 2018 was $95,649 as compared to $121,283 for the same period of 2017.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have filed a complaint in the Suffolk County Supreme Court of New York against FMW Media Works for breach of contract.

Item 1A. Risk Factors

The risk factors listed in our S-1 filed with the Securities Exchange Commission, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the nine months ended April 30, 2018, EMA Financial converted 167,595,950 shares of common stock for a reduction in the principal amount due of $41,225. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note. Balance of the note as of April 30, 2018 was $64,057.

During the nine months ended April 30, 2018, Auctus Fund converted 213,769,199 shares of common stock for a principal amount due of $51,357 and settlement of unpaid interest of $6,486 and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. Balance of the note as of April 30, 2018 was $26,143.

During the nine months ended April 30, 2018, Power Up Lending converted 332,337,719 shares of common stock for a principal amount due of $24,290. The principal balance on the note as of April 30, 2018 is $35,710.

The Company has 949,249,868 and 223,397,000 shares of common stock issued and outstanding as of April 30, 2018 and July 31, 2017, respectively.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: June 22, 2018	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

