Form 10-K
period 2018-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2018-11-13
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of January 31, 2018 the last business day of the registrant’s most recently completed second quarter, was $150,054. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of January 31, 2018 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on November 6, 2018 was 2,269,504,897 shares.

Bigfoot Project Investments Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2018

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	our ability to implement our business plan;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to efficiently and effectively finance our operations, and/or purchase orders;
●	inability to achieve future sales levels or other operating results;
●	inability to raise additional financing for working capital;
●	inability to efficiently manage our operations;
●	the inability of management to effectively implement our strategies and business plans;
●	the unavailability of funds for capital expenditures and/or general working capital;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	deterioration in general or regional economic conditions;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Bigfoot Project Investments Inc.

PART I

ITEM 1. BUSINESS

We are an enterprise organized for the purpose of searching for, documenting and collecting evidence of the existence of the creature known as Bigfoot or Sasquatch, according to North American folklore, and, in direct connection with this purpose we develop and produce and distribute fictional and documentary films about the creature and our searches.

In addition to our films, available on DVD we have added T-shirts and other “branded” products such as decals, coffee mugs, skull caps, and ball caps to our inventory. We have developed artwork which wraps around the travel trailer we use for search expeditions, further increasing the extent to which our Company and logo can be recognized.

Bigfoot Project Investments Inc. was incorporated under the laws of the State of Nevada on November 30, 2011. Pursuant to a purchase agreement, effective January 13, 2013, Bigfoot Project Investments Inc. acquired all the assets of Searching for Bigfoot Inc., a Nevada corporation, for four million four hundred thousand (4,400,000) shares of common stock and a promissory note was issued to the two majority shareholders of Searching for Bigfoot Inc. in the aggregate amount of $484,039. Searching for Bigfoot Inc. was formed for the purpose of researching the existence Bigfoot, which has financed research and expeditions throughout the United States and Canada.

Formed as a simple organization with the intent of raising funds to produce a movie for distribution, “Searching for Bigfoot Inc.” evolved such that it built significant value in video/film footage, materials, artifacts, and relationships with organizations interested in Bigfoot’s existence around the country.

When a decision was made to pursue the opportunity to produce and distribute films as an ongoing business venture, a management team was brought together to form an entertainment investment corporation that would aim to capitalize on both current and future investment projects related to Bigfoot. We intend to create entertainment properties surrounding the mythology and research of Bigfoot, as well as potentially finding Bigfoot.

We intend to become an entertainment investment company, where our competitive advantage is our developed knowledge base and the advanced level of maturity of our projects. We intend to capitalize on our current inventory of projects; allowing our company to continue creation of media properties and the establishment of physical locations, partnerships and alliances with organizations to augment investment markets to create revenue as a stand-alone enterprise.

The inventory of the Company’s projects currently consists of nine films which are being marketed to both DVD and Video On Demand (VOD) through domestic and international distribution markets. Additionally, preliminary investment plans are being negotiated for a 3D Movie with a movie production company. Foreign distribution markets have recently become available and our contracted marketing company, The Bosko Group, is in the process of negotiating contracts for all nine DVD films, which include the movies being subtitled and dubbed in foreign languages throughout Europe, Asia and South America. Currently, we are represented by our contracted marketing distributor, The Bosko Group, in which they represent and sell the rights for the Bigfoot Project Investments Inc. nine DVD Movies.

Bigfoot Project Investments Inc. entered into two separate agreements with its distributor The Bosko Group in May 2017. One agreement is for the re-release of seven of the Company’s documentaries with new introductions and commentaries. The other agreement is for the production of five new feature length films depicting the “Dark and Violent” world of Bigfoot. The first in the series “Brutal Bigfoot” was released August 29th, 2018 and has received good reviews on the Amazon.com distributor site.

We are currently negotiating agreements with a 3D Movie Production Company to produce a movie called “Bigfoot 3D”. The draft script has been written and is being finalized with Golden Leaf Pictures, the production company. Investment funding is required to finalize negotiation of contracts and start production of the movie. There are no agreements in place to provide the funding at this time and no guarantees can be made that we will acquire the funding necessary.

We plan to continue to amass artifacts (footprint castings, skeletal, hair, skin, blood and other creature remains), and media products such as DVD videos, photographs, audio and Written documents, televised, and movie media events from our continued Bigfoot expeditions throughout the United States and Canada. We will use the artifacts we currently have and the artifacts we intend to acquire. The collection of artifacts is used as scientific evidence to substantiate the existence of this creature known as “Bigfoot” as a species through proper DNA testing and scientific examination. The artifacts are provided to the scientific community as evidence in documentation of this creature as a new species. This documentation is used in media projects (television, DVD movies, publications etc.) for marketing and management believes the artifacts have substantial value. Media products such as DVD videos, photographs, audio and written documents, televised, and movie media events from our continued Bigfoot expeditions provide the basis for our media projects, which are marketed and provide revenue. Additionally, we will negotiate and purchase intellectual and physical properties relating to the creature as opportunities become available that will continue to feed the development of additional projects.

Bigfoot Project Investments Inc. bears a high degree of risk, lacking maturity and not having a background or reference point to evaluate or compare company performance to the investor. Each of the projects we market will be carefully reviewed for its projected market value by the Company’s Board of Directors. These Projects will be based on agreements with property owners of other organizations. Personnel in each project area will share in the responsibility running our company’s operations.

Employees

Currently, we have no full-time employees other than our officers and directors. The directors are elected on an annual basis. The Company does not compensate the officers or directors for their service. We anticipate that we will be unable to hire any employees in the next twelve months, unless we begin to generate significant revenues. Meanwhile, we intend to utilize outsourcing quality personnel in conjunction with the talents of our current officers and directors.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We furnish through our website links to all filings with the SEC including but not limited to annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

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

We expect to continue to devote significant capital resources to developing new inventory and maintaining our existing inventory. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

On October 29, 2018, Bigfoot Project Investments, Inc., a Nevada corporation (the “Company”), entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with L2 Capital, LLC, a Kansas limited liability company (“L2”). Under the terms of the Equity Purchase Agreement, L2 agreed to purchase from the Company up to $3,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”), subject to certain equity conditions set forth in the Equity Purchase Agreement.

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

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in our company.

Risks Relating to Our Business

Related Party Transaction Risk

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,039 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. During 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The terms of the note are that the unpaid principal and the accrued interest are payable in full on January 31, 2019. Bigfoot Project Investments Inc. disbursed $12,148 as payment on the principal and $35,000 in interest during the year ended July 31, 2018. The principal balance of the note as of July 31, 2018 was $472,370. The holders of the note have agreed to allow the company additional time to develop revenue producing projects which will allow the company to pay this debt.

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

●	footprint cast of Bigfoot tracks – 73 original casts
●	photographs of Dead Creature from Strickler, Arkansas 1994 Dead Creature Incident
●	109-inch Skeleton
●	various Media Artifacts – Video TV News Media – 52 news stories
●	contract to sell Dinosaur fossil – most recent estimate by Paleontologist $1.2 million dollars
●	rubber suit from 2008 hoax
●	various DNA samples – Hair, and nails
●	license to use 6 dinosaur displays
●	exclusive rights to the Bigfoot Website
●	Bigfoot Live Radio Show
●	Bigfoot Live Radio Show Website
●	360 hours of raw footage from expeditions for movie development
●	various DVD Movies and Documentary film projects
●	exclusive rights to all current contracts negotiated under Searching For Bigfoot Inc. including an advertising/marketing contract with The Bosko Group which is included in the exhibits.

The note is held by two of the shareholders of the Company. C. Thomas Biscardi who owns 12.2% of the issued stock and Dennis J. Kazubowski who owns .03% of the issued stock. The Company currently does not have the means to satisfy this note by the due date, however, Management is confident that the terms will be renegotiated, and the Company will be able to satisfy the terms of the note by the renegotiated due date.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 30, 2011 and we have only generated minimal revenues. We have minimal operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit through July 31, 2018 is $10,345,279.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to develop and continually update our products for sale;
●	our ability to procure and maintain commercially reasonable terms relationships with third parties to develop and maintain our productions, network and transaction processing systems;
●	our ability to identify and pursue mediums through which we will be able to market our products;
●	our ability to attract customers to purchase our productions;
●	improve our ability to generate revenues; and
●	our ability to manage growth by managing administrative overhead.

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

We intent to rely on a combination of copyright, trademark and trade secret protection and non-disclosure agreements with employees, officers and third-party service providers to establish and protect the intellectual property rights that we have in the material we develop. There can be no assurance that our competitors will not independently develop products that are substantially equivalent of superior to ours. There also can be no assurance that the measures we adopt to protect our intellectual property rights will be adequate to do so. The ability of our competitors to develop products or other intellectual property rights equivalent or superior to ours or our ability to enforce our intellectual property rights could have a material effect on our results of operation.

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

As of July 31, 2018, Carmine T. Biscardi, owns 12.17% of the outstanding common stock. As a result, Mr. Biscardi currently possesses and will continue to retain significant influence over our affairs. His stock ownership and relationships with members of our board of directors, may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

We may need to obtain additional licenses or other proprietary rights from other parties.

To facilitate development and commercialization of our movies, we may need to obtain additional licenses or other proprietary rights from other parties. Obtaining and maintaining these licenses, which may not be available, may require the payment of up-front fees and royalties. In addition, if we are unable to obtain these types of licenses, our product development and commercialization efforts may be delayed or precluded.

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

We require minimum funding of approximately $150,000 to conduct our proposed operations for a period of one year. This includes the cost of this registration as well as normal operating costs. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officers and directors who have informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses. However, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. After one year we may need additional financing.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we will be or become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that expressly authorized or required the SEC to adopt additional rules in these areas, such as advisory shareholder vote to approve of our executives’ compensation plan (or Say on Pay), proxy access, and an advisory shareholder vote on how often we should include a Say on Pay proposal in our proxy material for future annual shareholder meetings or any special shareholder meetings for which we must include executive compensation information in the proxy statement for that meeting. Our efforts to comply with these requirements are likely to result in an increase in expenses which is difficult to quantify at this time.

As a result of disclosure in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors, and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

Going forward, the Company will have ongoing SEC compliance and reporting obligations, estimated as approximately $100,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for you to resell any shares you may purchase, if at all.

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

We are completely dependent on officers and directors to guide our initial operations, initiate our plan of operations, and provide financial support. If we lose their services, we will have to cease operations.

Our success will depend entirely on the ability and resources of our officers and directors. If we lose their services, we will cease operations. Presently, our officers and directors are committed to providing their time and financial resources to us. Our officers and directors are not compensated by the company with the exception of payments to the President for his time in leading the expeditions. The President is the only officer that has received any form of compensation since the company was formed. Our officers and directors are either retired or have positions at other companies.

Our Future Success Depends, in Part, on the Performance of Continued Service of Our Officers.

We presently depend to a great extent upon the experience, abilities and continued services of our management team, which consists of Mr. Biscardi (our CEO), Ms. Reynolds (our CFO), Mr. TJ Biscardi (our President), and Mr. Marlette (a Director). The loss of services of Mr. Biscardi, Ms. Reynolds, Mr. TJ Biscardi, or Mr. Marlette could have a material adverse effect on our business, financial condition or results of operations. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material effect on our business, financial condition and results of operations.

Industry-related risk factors:

The short-term nature of contracts in our industry makes revenues difficult to project.

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

Our business is dependent on repeat customers. Furthermore, the standard one-year contract used with most suppliers can be terminated by either party with a short-written notice. Some long-term customers will be serviced under month-to-month extensions of the written contract. In the case of a major client, services may be provided under an oral contract which is an extension of the standard one-year contract. Should an industry-wide or nationwide economic slowdown cause a reduction in force among our service providers, or if we are otherwise unable to maintain our existing contracts or obtain additional service contracts, our business, financial condition, and results of operations could be adversely affected.

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

In addition, liabilities may exist that we fail or are unable to discover in the course of performing due diligence investigations on any project we may acquire or have recently acquired. Also, there may be additional costs relating to acquisitions including but not limited to possible purchase price adjustments. Any of our rights to indemnification from sellers to us, even if obtained, may not be enforceable, collectible, or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the project or property acquired. Any such liabilities, individually or in aggregate, could have a material adverse effect on our business.

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

We are subject to the same federal, state and local laws as other companies obtaining business from the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. Current and future laws and regulations could harm our business, results of operation and financial condition.

Risks related to the Company’s common stock

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales by our shareholders of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. To the extent we do not pay dividends, our stock may be less valuable because a return on investments will only occur if and to the extent our stock price appreciates, which may never occur. In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investments, and if the price of our stock does not appreciate, then there will be no return on investment. Investors seeking cash dividends should not purchase our common stock.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

Our Shares of Common Stock Are Very Thinly Traded, and the Price May Not Reflect Our Value and There Can Be No Assurance That There Will Ba an Active Market for Our Shares of Common Stock Either Now or in the Future.

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to increase awareness of our Company with investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investments or liquidate it at a price that reflect the value of the business. If a more active market should develop. The price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to affect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for loans.

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Shareholders.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

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

ITEM 4. MINE SAFELY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Pink. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock as reported by OTC Pink quotation service. These bid prices represent prices quoted by broker-dealers on the relevant OTC quotation service. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low
October 31, 2018 (through November 12, 2018)	$0.0006	$0.0003
July 31, 2018	$0.0016	$0.0001
April 30, 2018	$0.0007	$0.0001
January 31, 2018	$0.0044	$0.0005
October 31, 2017	$0.20	$0.002
July 31, 2017	$0.25	$0.20
April 30, 2017	$0.65	$0.20
January 31, 2017	$0.66	$0.10
October 31, 2016	$2.00	$0.15

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

Holders of Common Stock

As of July 31, 2018, we had 153 stockholders of record of the 2,159,215,077 shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	need for funds;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

An equity incentive plan was adopted by the Board and approved by the Company’s shareholders in December 2017. The 2018 Equity Incentive Plan, was effective as of January 1, 2018. We have reserved 100,000,000 shares of our common stock for issuance under our 2018 Equity Incentive Plan. The primary objectives of the 2018 Stock Incentive Plan are to attract and retain selected key employees, consultants, and directors; encourage commitment and motivate excellent performance; align personal interests with those of our shareholders; and enable them to share in the long-term growth and success of the Company. Unless it is terminated earlier by our Board of Directors. The 2018 Equity Incentive Plan will terminate ten years from the date it was adopted. The 2018 Equity Incentive Plan is administered by our Board of Directors. To date, no shares or options have been issued pursuant to such Plan.

An equity incentive plan was adopted by the Board in December 2017.

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

OVERVIEW AND OUTLOOK

In January 2013, Bigfoot Project Investments Inc. acquired all the assets of Searching for Bigfoot Inc. Since the majority shareholder of Searching for Bigfoot Inc. is also the majority shareholder in Bigfoot Project Investments Inc. the asset acquisition was treated as a related party transaction and was not considered an arm’s length transaction under Generally Accepted Accounting Principles.

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

As part of the asset transfer agreement Bigfoot Project Investments, Inc. received the following assets:

●	footprint cast of Bigfoot tracks – 73 original casts
●	photographs of Dead Creature from Strickler, Arkansas 1994 Dear Creature Incident
●	109-inch Skeleton
●	various Media Artifacts – Video TV News Media – 52 news stories
●	contract to sell Dinosaur fossil
●	rubber suit from 2008 hoax
●	various DNA samples – Hair, and nails
●	license to use 6 dinosaur displays
●	exclusive rights to the Bigfoot Website
●	exclusive rights to the Bigfoot Live Radio Show
●	exclusive rights to the Bigfoot Live Radio Show Website
●	360 hours of raw footage from expeditions for movie development
●	various DVD Movies and Documentary film projects
●	exclusive rights to all current contracts negotiated under Searching For Bigfoot Inc.

The above list is a complete list of the fixed assets for Bigfoot Project Investments, Inc.

We are a company who has, over the past years, developed nine DVD Movies; all of which have been completed for distribution. We have established a contract with a Media Marketing Distribution Company (The Bosko Group), who has contracted all of the nine DVD movies to their distribution agents. We are a company with only minimal revenues to date: we have minimal assets and have incurred losses since inception.

We have in the past year, obtained two new contracts with our distribution company. The first contract is for a re-release of seven of the nine movies previously developed. Our distributor will provide new packaging and new introductions and commentaries for each release. The new editions are expected to be available on the market by the end of 2018.

The second contract is for the production of five new feature length films depicting a new look at the creature that the industry has seldom used. These films will be based on real encounters. The first of these films was completed in July 2017 and was presented on the market August 29th, 2018.

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

RESULTS OF OPERATIONS

Revenue

For the year ended July 31, 2018 we generated revenue of $2,827 compared to $84,297 for the year ended July 31, 2017.

Operating Expenses

Operating expenses during year ended July 31, 2018 were $5,812,500, consisting of general and administrative, expedition expense and professional fees. In comparison, operating expenses in the year ended July 31, 2017 were $2,652,252, consisting of general and administrative, expedition expense and professional fees. The increase in total expenses from 2017 to 2018 is primarily attributable to stock-based compensation expense and additional expedition expenses due to increased research and filming for production contract.

Liquidity and Capital Resources

As of July 31, 2018, we had $587 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended July 31, 2018 and 2017. To date, we have financed our operations through the issuance of stock, borrowings from shareholders and convertible notes from third parties.

In summary, our cash flows were as follows:

	Fiscal Year Ended July 31,
	2018	2017
Net cash used in operating activities	$(123,635)	$(134,059)
Net cash used in investing activities	(1,085)	(981)
Net cash provided by financing activities	124,202	135,493
Net increase (decrease) in Cash	(518)	453
Cash, beginning of year	1,105	652
Cash, end of year	$587	$1,105

Operating activities

Net cash used in operating activities was $123,635 for the year ended July 31, 2018, as compared to $134,059 used in operating activities for the same period in 2017. The decrease in net cash used in operating activities was primarily due to stock-based compensation and losses resulting from conversion of debt.

Investing activities

Net cash used in investing activities was $1,085 for the year ended July 31, 2018, as compared to $981 used in investing activities for the same period in 2017. The Company purchased additional equipment needed to fulfill the production contract.

Financing activities

Net cash provided in financing activities for the year ended July 31, 2018 was $124,202, as compared to $135,493 used in financing activities for the same period of 2017. The decrease was a result of payment of advances from shareholders with new convertible notes taken out during the year ended July 31, 2018.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer Tom Biscardi and Principal Financial Officer, Sara Reynolds, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below. Internal controls and procedures provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2018 due to the following material weaknesses:

●	Ineffective controls over period end financial disclosure and reporting process.
●	Limited or no segregation of duties.
●	Lack of a functioning audit committee.
●	Lack of multiple levels of review over the financial reporting process.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

We are determining what new procedures and new advisory professionals need to be put in place to assist us with the compliance process and ensure that all filings with the SEC are done pursuant to the applicable regulations. However, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2018 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Carmine T. Biscardi, age 69

The name, address, age, and position of one of our directors is set forth below:

Name and Address	Age	Position
Carmine T. Biscardi	69	Chief Executive
570 El Camino Real Nr-150		Officer, Director
Redwood City, CA. 94063

Mr. Biscardi’s experience in the research of Bigfoot and his over 20 years as an owner and manager of a marketing and consulting firm gives him experience that is beneficial to the Company.

His experience in the planning and leading of expeditions as well as the production of films from such expeditions is invaluable to our business.

WORK HISTORY

Apr 2006 – Present - Searching For Bigfoot Inc. Redwood City, CA.-Director & Owner

Jan 1989 Present Tom Biscardi Associates Redwood City, CA. - Owner & Manager

Promotions. Marketing. Consulting.

C. Thomas Biscardi, III., age 51

The name, address, age, and positions of one of our directors are set forth below:

Name and Address	Age	Position
C. Thomas Biscardi, Jr.	51	President, Director
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

WORK HISTORY

2008-Present - Food City, Middlesboro KY. -Assistant Store Manager.

* Son of Carmine T. Biscardi the Company’s President, CEO and director.

William F. Marlette, age 72

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
William F. Marlette 14231 Meadowrun St.	72	Director
San Diego CA. 92129

Mr. Marlette’s business experience including being a government contractor project manager gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific field of experience as a government contractor allows him to aid us in the planning and organizing of expeditions.

WORK HISTORY

Retired – July, 2011 – Present

Prior to July 2011, Government contractor, US Navy.

Sara L. Reynolds, age 52

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
Sara L. Reynolds 6222 Raytown Trfy 352	52	Chief Financial Officer, Secretary, Treasurer, Director
Raytown, MO 64133

WORK HISTORY

Owner SLR Tax & Accounting LLC 2005 to Present

Ms. Reynolds has over 17 years of experience in accounting, bookkeeping, tax preparation and planning, she has prepared financial information and footnotes for several businesses in their effort to be listed with the SEC. This experience will allow us to further develop our business plan and provide valuable insight in the SEC filings subsequent to this filing.

Family Relationships

Carmine T. Biscard, Jr. is the eldest son of Carmine T. Biscardi, there are no other family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner, he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Carmine T. Biscardi	2018	$0	$0	$0	$0	$0
CEO, Director	2017	$0	$0	$0	$0	$0

William F. Marlette	2018	$0	$0	$0	$0	$0
Director	2017	$0	$0	$0	$0	$0

C. Thomas Biscardi, Jr.	2018	$0	$0	$0	$8,200	$8,200
President, Director	2017	$0	$0	$0	$8,500	$8,500

Sara L. Reynolds.	2018	$0	$0	$0	$0	$0
CFO, Secretary, Treasurer, Director	2017	$0	$0	$0	$0	$0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of July 31, 2018.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 10, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock / Percent of Class

Carmine T. Biscardi, CEO, Dir. 570 El Camino Real NR-150	248,970,000
Redwood City, CA 94063	12.17%

William F. Marlette, Dir 14231 Meadowrun Street	23,250,000
San Diego, CA 92129	1.14%

Sara Reynolds, CFO, Dir 1265 Westridge Drive	98,103,000
Portola Valley, CA 94208	4.79%

C. Thomas Biscardi, Jr., President, Dir. 112 Ironwood Road	14,750,000
Middlesboro, KY 40965	.72%

Officers and Directors as a Group	18.82%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on July 31, 2018 (2,159,215,077).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey, LLP for 2018 were $27,000 and 2017 were $18,500.

(2) AUDIT-RELATED FEES

The audit related fees charged by MaloneBailey, LLP were $0.00 for 2018 and 2017.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. The financial statements listed in the “Index to Financial Statements” at page 30 are filed as part of this report.

2. Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

			Incorporated by
Exhibit Number	Exhibit Description	Filed herewith	reference Form	Period ending	Exhibit	Filing date
3.1	Amended and Restated Articles of Incorporation of Bigfoot Project Investments Inc.		DEF 14C			08/03/2018
3.2	Bylaws of Bigfoot Project Investments Inc.		S-1		3.2	02/15/2013
10.1	Consulting Agreement by and between the Company and Surf Financial Group, LLC. Dated May 1, 2016		8-K		10.1	11/02/2016
10.2	Consulting Agreement by and between the Company and William Hiney, dated May 1, 2016		8-K		10.2	11/02/2016
10.3	Recession and Release Agreement by and between the Company and Surf Financial Group, LLC, William Hiney and John David Nava		8-K		10.1	12/22/2016
10.4	Distribution Agreement by and between the Company and The Bosko Group LLC		8-K		10.1	06/02/2017
10.5	Video Release Agreement by and between the Company and The Bosko Group LLC		8-K		10.2	06/02/2017
10.6	Distribution Agreement by and between the Company and The Bosko Group LLC		8-K		10.1	08/23/2017
10.7	Letter of Intent between East Glacier Park Enterprises LLC and the Company		8-K		10.1	12/08/2017
10.8	Form of Advisory Agreement by and between the Company and Veyo Partners LLC		8-K		10.1	12/29/2017
10.9	Restricted Stock Award Rescission Agreement dated as of December 27, 2017 between Bigfoot Project Investments, Inc. and Tom Biscardi		8-K		10.1	01/02/2018
10.10	Restricted Stock Award Rescission Agreement dated as of December 27, 2017 between Bigfoot Project Investments Inc. and Tommy Biscardi		8-K		10.2	01/02/2018
10.11	Restricted Stock Award Rescission Agreement dated as of December 27, 2017 between Bigfoot Project Investments Inc. and Sara Reynolds		8-K		10.3	01/02/2018
10.12	Restricted Stock Award Rescission Agreement dated as of December 27, 2017 between Bigfoot Project Investments Inc. and William Marlette		8-K		10.4	01/02/2018
10.13	Release of Power Up Lending Group, LTD		8-K		10.1	07/03/2018
10.14	Notice of Conversion from Power Up Lending Group, LTD		8-K		10.2	07/03/2018
10.15	Share Reserve Termination by Power Up Lending Group, LTD		8-K		10.3	07/03/2018
10.16	2018 Equity Incentive Plan Bigfoot Project Investments Inc.		DEF 14C			01/17/2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bigfoot Project Investments Inc.

By:	/s/ Carmine Tom Biscardi
Tom Biscardi, CEO

Date:	November 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carmine T. Biscardi	Chief Executive Officer and Director	November 13, 2018
Carmine T. Biscardi	(Principal Executive Officer)

/s/ Sara Reynolds	Chief Financial Officer, Secretary,	November 13, 2018
Sara Reynolds	Treasurer and Director
(Principal Financial Officer)

/s/ Carmine T. Biscardi III	President and Director	November 13, 2018
Carmine T. Biscardi III

/s/ William Marlette	Director	November 13, 2018
William Marlette

BIGFOOT PROJECT INVESTMENTS, INC.

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bigfoot Investments, Inc.

Redwood City, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigfoot Investments, Inc. (the “Company”) as of July 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016.

Houston, Texas

November 13, 2018

BIGFOOT PROJECT INVESTMENTS, INC.

Balance Sheets

	July 31, 2018	July 31, 2017
ASSETS
Current Assets
Cash	$587	$1,105
Accounts Receivable	-	78,500
Inventory	11,386	12,486
Total current assets	11,973	92,091

Fixed Assets
Equipment	2,066	981
Total Fixed Assets	2,066	981

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$14,039	$93,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$98,152	$18,789
Advance from Shareholders	57,524	60,322
Accrued Interest	54,971	87,884
Convertible Debt (net of discount)	121,194	10,759
Derivative Liability	351,492	262,722
Note Payable - Related Party	472,370	472,370
Total Current Liabilities	1,155,703	912,846

Total Liabilities	1,155,703	912,846

Commitments

Stockholders’ deficit
Preferred stock, $0.001 par value: 500,000,000 shares authorized, Zero shares issued and outstanding as of July 31, 2018 and July 31, 2017	-	-
Common stock, $0.001 par value; 6,500,000,000 shares authorized, 2,159,215,077 and 223,397,000 issued and outstanding as of July 31, 2018 and 2017, respectively	2,159,215	223,397
Additional Paid In Capital	7,044,400	2,868,825
Accumulated deficit	(10,345,279)	(3,911,996)
Total Stockholders’ deficit	(1,141,664)	(819,774)

Total liabilities & Stockholders’ deficit	$14,039	$93,072

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations

	Year Ended	Year Ended
	July 31, 2018	July 31, 2017

Revenue	$2,827	$84,297

Costs and expenses:
Professional fees	447,681	2,547,404
General and administrative	5,305,251	24,301
Expedition expense	59,568	80,547
Total costs and expenses	5,812,500	2,652,252

Net loss from operations	(5,809,673)	(2,567,955)

Other Expense
Derivative Loss	(339,533)	(169,504)
Loss on Debt Settlement	(30,937)	-
Interest Expense, net	(253,140)	(32,454)
Total Other Expense	(623,610)	(201,958)

Net loss	$(6,433,283)	$(2,769,913)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	688,162,436	215,872,275

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Changes in Stockholders’ Deficit

For the Years Ended July 31, 2018 and July 31, 2017

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2016	208,717,000	$208,717	$369,273	$(1,142,083)	(564,093)

Stock Issued for Services	14,600,000	14,600	2,485,400	-	2,500,000

Stock Issued for conversion of debt	80,000	80	2,370	-	2,450

Settlement of derivative liability	-	-	11,782	-	11,782

Net (loss)	-	-	-	(2,769,913)	(2,769,913)

Balance, July 31, 2017	223,397,000	$223,397	$2,868,825	$(3,911,996)	$(819,774)

Cancellation of Common Stock	(47,080,000)	(47,080)	47,080	-	-

Stock Issued for Services	261,052,969	261,053	5,271,403	-	5,532,456

Stock issued for conversion of debt	1,549,970,108	1,549,970	(1,363,347)	-	186,623

Settlement of derivative liability	-	-	306,377	-	306,377

Stock Issued for settlement of advances from shareholder and accrued interest	171,875,000	171,875	(85,938)	-	85,937

Net (loss)	-	-	-	(6,433,283)	(6,433,283)
Balance, July 31, 2018	2,159,215,077	$2,159,215	$7,044,400	$(10,345,279)	$(1,141,664)

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Cash Flows

	For The Year Ended	For The Year Ended
	July 31, 2018	July 31, 2017
Cash flow from operating activities:
Net loss	$(6,433,283)	$(2,769,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	5,532,456	2,500,000
Amortization of debt discount	173,405	13,209
Derivative loss	339,533	169,504
Loss on debt settlement with shareholders	30,937	-
Bad debt expense	74,500	-
Debt penalties	60,232	-
Change in operating liabilities:
Accounts Receivable	4,000	(78,500)
Accounts Payable	79,363	18,789
Inventory	1,100	(6,392)
Accrued Expenses	14,122	19,244
Net cash used in operating activities	(123,635)	(134,059)

Cash flow from investing activities
Cash paid for purchase of fixed assets	(1,085)	(981)
Net cash used in investing activities	(1,085)	(981)

Cash flow from financing activities
Proceeds from convertible notes	107,000	105,000
Proceeds for Advances from shareholders	201,412	69,125
Payments on Advances from shareholders	(184,210)	(26,484)
Payments on related party note payable	-	(12,148)
Net cash provided by financing activities	124,202	135,493

Net increase (decrease) in cash	(518)	453
Cash at beginning of period	1,105	652
Cash at end of period	$587	$1,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS
Cancellation of common stock	$47,080	$-
Settlement of derivative liability	$306,377	$11,782
Common stock issued for conversion of debt	$186,623	$2,450
Recognition of derivative debt discount	$55,614	$105,000

See accompanying notes to financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended July 31, 2018 and 2017

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

Inventory Valuation

We value inventory at the lower of cost or net realizable value; cost being determined on a “first-in, first-out” basis. Our policy is to assess inventory on an annual basis and based on our assessment there is no impairment of inventory requiring a reserve for the year ended July 31, 2018.

Website Development Cost

The Company adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under Sections 305-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs. They are amortized on a straight-line basis over the estimated useful lives of three (3) years.

Income Tax

The Company accounts for income taxes under ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, “Revenue Recognition.” Revenue consists of proceeds and commissions from sale of DVDs and videos. Revenue is recognized only when all of the following criteria have been met:

i)Persuasive evidence for an agreement exists

ii)Goods (DVDs, videos and promotional items) have been delivered

iii)The fee is fixed or determinable

iv)Revenue is reasonably assured

Revenue is recognized in the period product is delivered where product price is fixed or determinable and collectability is reasonably assured. The Company generated revenues of $2,827 and $84,297 for the twelve months ended July 31, 2018 and 2017, respectively.

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

The Company has evaluated its accounts receivable history and determined that an allowance for doubtful accounts of $74,500 and $0, is required for the years ended July 31, 2018 and 2017, respectively. The Company reported net accounts receivable balance at July 31, 2018 and 2017 of $0 and $78,500, respectively.

Concentration risk

The Company recognized $1,950 from EGPE and $877 from Amazon, in the year ended July 31, 2018 which was 69% and 31% of reported income, respectively. The Bosko Group represented 96% of total revenues for the year ended July 31, 2017.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2018 and 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability 2017	$262,722	$-	$-	$262,722
Total 2017	262,722			262,722
Embedded conversion derivative liability 2018	351,492	-	-	351,492
Total 2018	$351,492	$-	$-	$351,492

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2016	$-
Fair value of derivative liability at issuance charged to debt discount	105,000
Fair value of derivative liability at issuance charged to derivative loss	41,210
Reclass to equity due to conversion	(11,782)
Unrealized derivative loss included in other expense	128,294
Balance at July 31, 2017	$262,722
Fair value of derivative liability at issuance charged to debt discount	55,614
Reclass to equity due to conversion	(306,377)
Unrealized derivative loss included in other expense	339,533
Balance at July 31, 2018	$351,492

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

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. For the year ended July 31,2017, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.14 to $0.25; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 24% to 28%; c) projected volatility of 124% to 183%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. For the year ended July 31, 2018, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0001 to $0.2; b) projected discount on the conversion price ranging from 62% to 35% and 40% with the notes effectively converting at discounts in the range of 55.5% to 75.4%; c) projected volatility of 366% to 499.9%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Loss per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss available to common stockholders by the basic and diluted weighted average number of common shares outstanding. Common stock equivalents pertaining to convertible debt were not included in the computation of diluted net loss per common share because the effect would have been anti-dilutive due to the net loss for the years ended July 31, 2018 and 2017.

Recent Account Pronouncements

In May 2014, FASB issued ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers.” This ASU and related amendments supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017 (fiscal 2019 for the Company), and for interim periods within that fiscal year. The Company is in the data aggregation and quantification phase of its review of this new standard and is working to assess the impact and our approach towards adopting this ASU.

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

The amendments in this update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The adoption is not expected to have a material impact to the Company’s financial position or results of operations.

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

For the twelve months ended July 31, 2018 and July 31, 2017, additional advances from shareholders were $201,412 and $69,125, respectively. The Company made payments on these advances amounting to $184,210 and $26,484 for the twelve months ended July 31, 2018 and July 31, 2017, respectively. These advances bear no interest and are due on demand. Total advances from shareholders as of July 31, 2018 and 2017 were $57,524 and $60,322, respectively.

During the twelve months ended July 31, 2018, $20,000 in advances from shareholder was converted to 62,500,000 shares of common stock.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The note is subject to annual interest of 4% and the unpaid principal and the accrued interest are payable in full on January 31, 2018. The holders of the note have agreed to allow the note to be renewed for another year.

Monthly payments are not required on the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company was able to pay $12,148 toward the principal of the loan during the year ended July 31, 2017. As of July 31, 2018, and 2017, the outstanding balance on the note was $472,370 and $472,370, respectively.

Interest expense for the years ended July 31, 2018 and 2017 was $18,895 and $19,244, respectively. During the year ended July 31, 2018, $35,000 of accrued interest was converted to 109,375,000 shares of common stock.

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

The Company has 2,159,215,077 and 223,397,000 shares of common stock issued and outstanding as of July 31, 2018 and 2017, respectively.

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

On July 27, 2017, the Company issued 80,000 shares for the EMA convertible debt resulting in a decrease in the principal in the amount of $2,450.

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

On August 2, 2018 the Board discussed and agreed to increase the authorized shares from 4,000,000,000 to 7,000,000,000. Common stock authorized was changed to 6,500,000,000 and a class of Preferred stock was unchanged with 500,000,000 shares authorized. This change was implemented for the purpose of securing additional resources in preparation for merger/acquisition negotiations.

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

On December 27, 2017, the Board voted to rescind the stock compensation issued on September 13, 2017. Consequently, 47,080,000 shares issued as stock compensation were cancelled and the corresponding par value of $47,080 was reclassed to additional paid in capital.

During the year ended July 31, 2018, EMA Financial converted 260,595,950 shares of common stock for a reduction in the principal amount due of $50,240. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note. The balance was $55,042 as of July 31, 2018

During the year ended July 31, 2018, Auctus Fund converted 348,248,299 shares of common stock for a principal amount due of $59,348 and settlement of unpaid interest of $7,074, and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. As part of negotiations for final settlement of this note, Auctus agreed to forgive $5,000 of the penalties that had been assessed. The principal of the note was $13,152 as of July 31, 2018.

During the year ended July 31, 2018, Power Up Lending converted 941,125,859 shares of common stock for a principal amount due of $60,000 and settlement of unpaid interest of $4,961. The note is paid in full as of July 31, 2018.

During the year ended July 31, 2018, $35,000 of accrued interest from the related party note was converted to 109,375,000 shares of common stock. During the year ended July 31, 2018, $20,000 in advances from shareholders was converted to 62,500,000 shares of common stock. The total shares issued for these conversions was 171,875,000 which had a fair value at conversion of $85,937, and the Company recorded a loss on debt settlement of $30,937.

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

NOTE 8 – INCOME TAXES

On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the “Act”) was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate to 21%.

Deferred taxes, estimated at 21% of taxable incomes, are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forward and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net operating losses consist of the following components as of July 31, 2018 and 2017:

	July 31, 2018	July 31, 2017
Net operating loss:
Net operating loss carryover	$3,215,014	$2,932,562
Valuation allowance	(3,215,014)	(2,932,562)
Net operating loss:	$-	$-

A reconciliation of deferred tax assets with income taxes rates computed at the 21% and 39% statutory rate to the income tax recorded as of July 31, 2018 and 2017 is as follows:

	July 31, 2018	July 31, 2017
Net provision for federal income taxes (benefits):
Deferred tax assets	$675,153	$1,143,699
Valuation allowance	(675,153)	(1,143,699)
	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended July 31, 2018 and 2017 is set forth below:

	2018	2017
Net loss	(2,508,980)	(1,080,266)
Non-deductible expenses and other	1,291,675	71,258
Effect due to decrease in tax rates	1,685,851	-
Change in valuation allowance	(468,546)	1,009,008
Benefit from income taxes	-	-

As of July 31, 2018, the Company did not pay any income taxes nor have they paid or accrued any taxes from inception through July 31, 2018.

The net federal loss carry forwards of $3,215,014 and $2,932,562 for the year ended July 31, 2018 and 2017, respectively, will begin to expire in 2034. No tax benefit has been reported in the July 31, 2018 and 2017 financial statements since the potential tax benefit is offset by a valuation allowance in the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has filed taxes for the year ended July 31, 2018. All of the Company’s income tax years remained open for examination by taxing authorities.

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

During the year ended July 31, 2018 the Company issued to Veyo Partners LLC 41,111,111 shares of common stock as partial compensation for the monthly fee of $10,000 resulting in professional fees of $21,000. The Company also accrued $69,000 for services provided from November 2017 through July 2018.

The Company recorded the issuance of 159,941,858 shares of common stock during the year ended July 31, 2018 as base fee for consulting services, with total value of $291,456.

NOTE 10 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. During the year ended July 31, 2017, 80,000 shares of stock were converted for a reduction in the principal balance of $2,450. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the year ended July 31, 2018, EMA Financial converted 260,595,950 shares of common stock for a reduction in the principal amount due of $50,240. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note. Balance of the note as of July 31, 2018 and 2017 was $55,042 and 60,050, respectively.

On February 27, 2017, the Company issued a convertible promissory note in the amount of $62,500 to Auctus Fund LLC, a Delaware limited liability company. This convertible note is due and payable on November 28, 2017 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC after the 120 holding period has expired. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. The note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. This note became convertible on June 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815.

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. During the year ended July 31, 2018, Auctus Fund converted 348,248,299 shares of common stock for a principal amount due of $59,348 and settlement of unpaid interest of $7,074, and penalty of $5,000. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. As part of settlement negotiations, Auctus Fund agreed to forgive $5,000 of the penalties assessed. Balance of the note as of July 31, 2018 and 2017 was $13,152 and 62,500, respectively.

On August 28, 2017, the Company issued a convertible promissory note in the amount of $60,000 to Power Up Lending Group LTD, a Virginia corporation. This convertible note is due and payable on June 10, 2018, has an interest rate of 12% and is convertible to common stock of the Company, beginning from 180 days following the date of the note, at a conversion price equal to 62% of the average of the lowest trading price of the common stock during the fifteen (15) trading day period prior to the conversion date. The note may be prepaid at any time up to 180th day following the issue date of the note for an amount equal to 115% - 140% of outstanding balance plus unpaid interest. This note became convertible on February 24, 2018 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the year ended July 31, 2018, Power Up Lending converted 941,125,859 shares of common stock for a principal amount due of $60,000 and settlement of unpaid interest of $4,961. The note is paid in full as of July 31, 2018.

On July 5, 2018, Bigfoot Project Investments (the “Company”), entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Power Up Lending (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $53,000 (the “Note”), for an aggregate purchase price of $53,000. The Note Matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date.

In connection with the above notes, during the year ended July 31, 2018 and 2017, the Company paid deferred financing costs totaling to $6,000 and $20,000, respectively, which were recorded as a discount to the notes. During the years ended July 31, 2018 and 2017, the Company also recognized a debt discount of $55,614 and $105,000 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. Total amortization expense for the years ended July 31, 2018 and 2017 amounted to $173,405 and $13,209, respectively. Unamortized discount as of July 31, 2018 and 2017 amounted to $0 and $111,791, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On August 7, 2018, Auctus Fund LLC (the “Investor”), issued a conversion notice for the loan executed on February 28, 2017. Bigfoot Project Investments Inc., (OTC Pink: BGFT) issued to Auctus Fund LLC 81,969,654 shares of common stock for a principal reduction of $3,516, interest of $83 and penalties of $6,602.

On August 21, 2018, Auctus Fund LLC (the “Investor”), issued the final conversion notice for the loan executed on February 28, 2017. Bigfoot Project Investments Inc., (OTC Pink: BGFT) issued to Auctus Fund LLC 28,320,166 shares of common stock to pay the outstanding balance of $3,398 in penalties. This conversion fully satisfied the outstanding note.

On August 3, 2018, Bigfoot Project Investments (the “Company”), entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Power Up Lending (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $30,000 (the “Note”), for an aggregate purchase price of $30,000. The Note Matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 58% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date.

On August 1, 2018, Bigfoot Project Investments (the “Company”), entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Auctus Fund LLC (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $110,000 (the “Note”), for an aggregate purchase price of $100,000. The Note Matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date.

On October 29, 2018, Bigfoot Project Investments, Inc., a Nevada corporation (the “Company”), entered into an Equity Purchase Agreement (“Equity Purchase Agreement”) and Registration Rights Agreement (“Registration Rights Agreement”) with L2 Capital, LLC, a Kansas limited liability company (“L2”). Under the terms of the Equity Purchase Agreement, L2 agreed to purchase from the Company up to $3,000,000 of the Company’s common stock upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “Commission”), subject to certain equity conditions set forth in the Equity Purchase Agreement.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission by November 30, 2018 a new Registration Statement; and (ii) have the Registration Statement declared effective by the Commission at the earliest possible date (in any event, by December 29, 2018).

In connection with its entry into the Equity Purchase Agreement and the Registration Rights Agreement, the Company issued, on October 29, 2018, in favor of L2, a Promissory Note in the principal amount of $135,000, which matures six months from issuance (the “Commitment Note”). The Commitment Note was issued as a commitment fee for the Equity Purchase Agreement and, upon an event of default thereunder, is convertible into shares of the Company’s Common Stock as set forth in the Note. No proceeds have been received for this note.

On August 9, 2018, Bigfoot Project Investments, Inc. and EMA Financial negotiated a settlement agreement for the note dated January 19, 2017. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the Note as of the Effective Date. As of the Effective Date interest will accrue on the Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this Agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price, whichever is lower.

