Form 10-Q
period 2018-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2018-12-21
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 19, 2018 was 2,339,123,431 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED OCTOBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Balance Sheets

As of October 31, 2018, and July 31, 2018

(Unaudited)

	October 31, 2018	July 31, 2018
ASSETS

Current Assets
Cash	$15,328	$587
Inventory	11,386	11,386
Total current assets	26,714	11,973

Fixed Assets
Equipment, net	1,623	2,066
Total Fixed Assets		2,066

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$28,337	$14,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$136,537	$98,152
Advance from shareholders	25,999	57,524
Accrued Interest	59,612	54,971
Convertible Debt (net of unamortized discount)	147,148	121,194
Derivative Liability	237,864	351,492
Promissory note - related party	435,894	472,370
Total current liabilities	1,043,054	1,155,703

Total Liabilities	1,043,054	1,155,703

Stockholders’ deficit
Preferred stock, $0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2018 and July 31, 2018	-	-
Common stock, $0.001 par value; 6,500,000,000 shares authorized, 2,291,123,431 and 2,159,215,077 issued and outstanding as of October 31, 2018 and July 31, 2018, respectively	2,291,124	2,159,215
Additional paid in capital	6,993,816	7,044,400
Accumulated deficit	(10,299,657)	(10,345,279)
Total stockholders’ deficit	(1,014,717)	(1,141,664)

Total liabilities & stockholders’ deficit	$28,337	$14,039

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statements of Operations (Unaudited)

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017

Revenue	$263	$423

Operating expenses:
Professional fees	72,577	9,975
Expedition expense	13,233	19,000
General and administrative	5,738	5,224,527
Total operating expenses	91,548	5,253,502

Net loss from operations	(91,285)	(5,253,079)

Other Income (Expense)
Gain on Settlement	15,042	-
Derivative Gain	169,549	74,252
Interest Expense	(47,684)	(69,320)
Total Other Income (Expense)	136,907	4,932

Net income (loss)	$45,622	$(5,248,147)

Basic income (loss) per share	$0.00	$(0.02)
Diluted loss per shares	$0.00	$(0.02)

Weighted average shares outstanding	2,256,803,690	259,227,638
Fully diluted weighted average shares	3,677,126,944	259,227,638

See accompanying notes to unaudited financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Statement of Cash Flows (Unaudited)

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017

Cash flow from operating activities:
Net income (loss)	$45,622	$(5,248,147)
Stock based compensation	8,647	5,220,000
Gain on derivative liability	(169,549)	(74,252)
Amortization of debt discount	27,148	64,596
Depreciation	443	-
Gain on debt settlement	(15,042)	-
Debt penalties	15,364	-
Change in operating liabilities:
Accounts Receivable	-	3,000
Inventory	-	(4,354)
Accounts Payable	38,385	(7,207)
Accrued Interest	4,724	4,724
Net cash used in operating activities	(44,258)	(41,640)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	(1,085)
Net cash used in investing activities	-	(1,085)

Cash flow from financing activities
Proceeds for Advances from shareholders	4,759	31,727
Payments on Advances from shareholders	(36,284)	(49,815)
Payments on Promissory Note	(36,476)	-
Proceeds from Convertible Notes	127,000	60,000
Net cash provided by financing activities	58,999	41,912

Net increase (decrease) in cash	14,741	(813)
Cash at beginning of period	587	1,105
Cash at end of period	$15,328	$292

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	-
Cash paid for interest expense	$-	-

Non-cash Transactions
Common stock issued for debt conversion	$13,599	39,239
Settlement of derivative liability	$59,079	71,173
Recognition of derivative debt discount	$115,000	-

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

The Company’s mission is to create exciting and interesting proprietary investment projects, entertainment properties surrounding the mythology, research, and potential capture of the creature known as Bigfoot. The Company performs research in determining the existence of this elusive creature. For the past six years, the research team and members of management have performed research on various expeditions investigating sightings throughout the United States and Canada.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2018 filed on SEC website on November 13, 2018.

Revenue recognition

The Company accounts for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

During the three months ended October 31, 2018, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2018 and July 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability July 31, 2018	$351,492	$-	$-	$351,492
Total July 31, 2018	351,492			351,492
Embedded conversion derivative liability October 31, 2018	237,864	-	-	237,864
Total October 31, 2018	$237,864	$-	$-	$237,864

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Reclass to equity due to conversion	(71,173)
Unrealized derivative gain included in other expense	(74,252)
Balance at October 31, 2017	$117,297

Balance at July 31, 2018	351,492
Fair value of derivative liability at issuance charged to debt discount	115,000
Fair value of derivative liability at issuance charged to derivative loss	101,164
Reclass to equity due to conversion	(59,079)
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(213,465)
Balance at October 31, 2018	$237,864

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

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. For the three months ended October 31, 2017, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.087 to $0.0026; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 23.90% to 33.53%; c) projected volatility of 240% to 383%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. For the three months ended October 31, 2018, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0016 to $0.0004; b) projected discount on the conversion price ranging from 50% to 35% and 62% with the notes effectively converting at discounts in the range of 26.75% to 58.0%; c) projected volatility of 324.7% to 434.5%; and d) probabilities related to default and redemption of the notes during the term of the notes.

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

We calculate basic earnings (loss) per share by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is calculated similarly but reflects the potential impact of outstanding stock options, stock warrants and other commitments to issue common stock, including shares issuable upon the conversion of convertible notes outstanding, except where the impact would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share for the three months ended October 31, 2018 and 2017:

	Period Ended October 31, 2018	Period Ended October 31, 2017

Numerator:
Net Income (loss) available to common shareholders	$45,622	$(5,248,147)
Net Income (loss) available to common shareholders adjusted for potential impact of the conversion of convertible notes outstanding	$(81,415)	(5,248,147)

Denominator:
Weighted average shares – basic	2,256,803,690	259,227,638
Plus: Incremental shares from convertible debt	1,420,323,254	-
Weighted average shares - diluted	3,677,126,944	259,227,638

Net Income (loss) per share – basic	$0.00	$(0.02)
Net loss per shares – diluted	$(0.00)	$(0.02)

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

In the coming year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the SEC, and payment of expenses associated with operations and business developments. The Company may experience a cash shortfall and be required to raise additional capital.

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

In the quarter ended October 31, 2018, additional advances from shareholders were received in the amount of $4,759. The Company made payments on these advances amounting to $36,284. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2018 were $57,524 and as of October 31, 2018 were $25,999.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. Terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2018. The Company was able to pay $36,476 toward the principal of the loan during the period ended October 31, 2018. The holders of the note have agreed to allow the note to be renewed for another year.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. As of October 31, 2018, and July 31, 2018, the outstanding balance on the note was $435,894 and $472,370.

Interest expense for the three months ended October 31, 2018 and 2017 was $4,724 and $4,724.

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

The Company has 2,291,123,431 and 2,159,215,077 shares of common stock issued and outstanding as of October 31, 2018 and July 31, 2018, respectively.

During the three months ended October 31, 2018, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000. Balance of the note as of October 31, 2018 was $0.

During the three months ended October 31, 2018, the Company reserved 21,618,534 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of October 31, 2018 is $8,647.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – DISTRIBUTION AGREEMENTS

The Company entered into a Distribution Agreement on September 2, 2011 with the Bosko Group LLC providing them a non-exclusive right to market the sales of the Company’s DVD’s. The Distribution Agreement requires the Company to pay the Bosko Group LLC ten percent (10%) of the selling price of the DVD’s sold. This agreement remained in effect for a period of 4 years and has been automatically renewed for an additional 4 years with no limit on the number of times the agreement may be automatically renewed, unless either party gives notice to the other of its desire to terminate the Agreement at least sixty (60) days before expiration of the original or renewal term.

In May 2017, the Company entered into two separate agreements (the “Re-Release”) with The Bosko Group LLC (the “Distributor”) to provide distribution and promotional services to the Company. The terms of the agreements provide for the following:

a.	Compensation to the Company for the Re-Release will be based on projected gross sales range and royalties for six existing DVD documentaries which will be offered into all distribution markets as a series with a new introduction narrated by Tom Biscardi.

b.	Compensation to the Company for the Distribution of new feature-length films is based on past performance of previous productions with up-front funding and projected royalties over all distribution channels. The Company completed production of the first of the new feature-length films in July 2017. The film was edited and released in August 2018 through various channels, and the Company is awaiting sales reports from the distribution company.

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. This note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. This note went into default as of January 19, 2018.

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. As of the Effective Date, interest will accrue on the January 2017 Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this settlement agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market as defined in the January 2017 Note during the twenty-five (25) consecutive Trading Days as defined in the January 2017 Note immediately preceding the Conversion Date or the closing bid price, whichever is lower. A gain on the settlement agreement of $15,042 has been reported on the period ended October 31, 2018. Balance of principal on the note as of July 31, 2018 and October 31, 2018 was $55,042 and $40,000, respectively.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On February 27, 2017, the Company issued a convertible promissory note in the amount of $62,500 to Auctus Fund LLC, a Delaware limited liability company. This convertible note is due and payable on November 28, 2017 with interest of 10% per annum. This note is convertible at the election of Auctus Fund, LLC after the 120 holding period has expired. In the event of default, the amount of principal and interest not paid when due bear interest at the rate of 24% per annum and the note becomes immediately due and payable. Should an event of default occur, the Company is liable to pay 150% of the then outstanding principal and interest. This note agreement contains covenants requiring Auctus Fund’s written consent for certain activities not in existence or not committed to by the Company on the issuance date of the note, as follows: dividend distributions in cash or shares, stock repurchases, borrowings, sale of assets, certain advances and loans in excess of $100,000, and certain guarantees with respect to preservation of existence of the Company and non-circumvention. This note became convertible on June 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815.

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. During the three months ended October 31, 2018, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83, and penalty of $10,000. The note went into default as of November 18, 2017. Auctus imposed penalties of $364 during the three months ended October 31, 2018. The balance of this note as of July 31, 2018 and October 31, 2018 was $13,152 and $0, respectively.

On July 5, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $53,000 (the “July 2018 Note”), for an aggregate purchase price of $53,000. The July 2018 Note matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date. The balance of the July 2018 note as of July 31, 2018 and October 31, 2018 is $53,000 and $53,000, respectively.

On August 3, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $30,000 (the “August 2018 Note”), for an aggregate purchase price of $30,000. The Company received $27,000 in cash for this note and recorded $3,000 as issuance cost. The August 2018 Note matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 30, 2019 at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 58% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. The balance of principal on the August 2018 Note as of October 31, 2018 is $30,000.

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “Second August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The Second August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The balance of principal on the second August 2018 note as of October 31, 2018 is $125,000.

In the three months ended October 31, 2018, the Company recorded amortization of debt discount in the amount of $27,148. Unamortized discount as of October 31, 2018 amounted to $100,852.

NOTE 8 - SUBSEQUENT EVENTS

On November 20, 2018, EMA Financial converted 48,000,000 shares of common stock for a principal amount due of $6,240.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	inability to raise additional financing for working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to generate sufficient funds to operate the Bigfoot Project Investments, Inc. operations, upon completion of our acquisition;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	the inability of management to effectively implement our strategies and business plan;

●	inability to achieve future sales levels or other operating results;

●	the unavailability of funds for capital expenditures;

●	other risks and uncertainties detailed in this report; and

●	as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Bigfoot Project”, the “Company”, and similar terms refer to Bigfoot Project Investments, Inc. unless otherwise expressly stated or the context otherwise requires.

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

Bigfoot Project Investments, Inc. plans to establish itself as the most reliable and dependable source for materials including documentaries, physical evidence, and eye witness accounts for the purpose of documenting the evidence of the existence of Bigfoot. Our major source of revenue will be the sale of documentaries and specials that follow our progress. We have found that there is a market for these films and have started selling them on a semi-regular basis. In addition to the film sales we plan on having expeditions to locations where there have been multiple eye witness accounts as well as periodic exhibitions of the physical evidence that has been accumulated. We plan on focusing our efforts on expeditions to locations that have had multiple eye witness reports to maximize the chances of locating the creature and producing films that will be marketable to the public.

RESULTS OF OPERATIONS

During the three months ended October 31, 2018, we generated revenue of $263. During the three months ended October 31, 2017, we generated revenue of $423.

Operating expenses during the three months ended October 31, 2018 were $91,548. Operating expenses during the three months ended October 31, 2017 were $5,253,502. Operating expenses for the three months ended October 31, 2017 consisted of professional fees of $72,577, general and administrative fees of $5,738, expedition fees of $13,233. Operating expenses for the three months ended October 31, 2017 consisted of professional fees of $9,975, expedition expense of $19,000 and general and administrative fees of $5,224,527. Expenses decreased during 2018 mainly due to the decrease in stock-based compensation.

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

Liquidity and Capital Resources

As of October 31, 2018, we had $15,328 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2018 and 2017:

	Period Ended October 31, 2018	Period Ended October 31, 2017
Net cash used in operating activities	$(44,258)	$(41,640)
Net cash used in investing activities	-	(1,085)
Net cash provided by financing activities	58,999	41,912
Net increase (decrease) in Cash	14,741	(813)
Cash, beginning	587	1,105
Cash, ending	$15,328	$292

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

Operating activities

Net cash used in operating activities was $44,258 for the period ended October 31, 2018, as compared to $41,640 used in operating activities for the period ended October 31, 2017.

Investing activities

Net cash used in investing activities was $0 for the period ended October 31, 2018, as compared to $1,085 used in investing activities for the same period in 2017.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2018 was $58,999 as compared to $41,912 for the same period of 2017.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings during the three months ended October 31, 2018 and to our knowledge, there are currently no legal proceedings, inquiry or investigation, before any court, public board, government entity, self-regulatory organization or body pending, to which we are a party, which could have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three-month period ended October 31, 2018 a total of 110,289,820 shares were issued for conversion of debt. During the three months ended October 31, 2018, the Company reserved 21,618,534 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended October 31, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None

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

BIGFOOT PROJECT INVESTMENTS, INC.

Date: December 21, 2018	By:	/s/ Carmine T. Biscardi
Carmine T. Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

