Form 10-Q
period 2019-01-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2019-03-25
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2018, the last business day of the registrant’s most recently completed second quarter, was $337,572. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2018 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on March 21, 2019 was 4,175,262,724 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED JANUARY 31, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Balance Sheets

As of January 31, 2019 and July 31, 2018

(Unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Current Assets
Cash	$18,526	$587
Inventory	11,386	11,386
Total current assets	29,912	11,973

Fixed Assets
Equipment, net	1,623	2,066
Total Fixed Assets	1,623	2,066

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$31,535	$14,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$168,605	$98,152
Advance from shareholders	69,150	57,524
Accrued Interest	76,453	54,971
Convertible Debt (net of unamortized discount)	70,065	121,194
Derivative Liability	200,216	351,492
Promissory note - related party	435,894	472,370
Total current liabilities	1,020,383	1,155,703

Total Liabilities	1,020,383	1,155,703

Stockholders’ deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized, 0 and 0 issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	-	-
Common stock, $0.001 par value; 6,500,000,000 shares authorized, 3,295,361,826 and 2,159,215,077 issued and outstanding as of January 31, 2019 and July 31, 2018, respectively	3,295,362	2,159,215
Additional Paid In Capital	6,192,191	7,044,400
Accumulated deficit	(10,476,401)	(10,345,279)

Total stockholders’ deficit	(988,848)	(1,141,664)

Total liabilities & stockholders’ deficit	$31,535	$14,039

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Revenue	$137	1,324	$400	$1,747

Operating expenses:
Professional fees	76,261	40,792	148,838	50,767
Expedition expenses	12,779	26,828	26,012	45,828
General and administrative	12,874	(4,404)	18,612	5,220,123

Total operating expenses	101,914	63,216	193,462	5,316,718

Net loss from operations	(101,777)	(61,892)	(193,062)	(5,314,971)

Other Expense
Gain on settlement	-	-	15,042	-
Derivative Gain (Loss)	22,304	(132,799)	191,853	(58,547)
Interest Expense	(97,271)	(106,646)	(144,955)	(175,966)
Total Other Income (Expense)	(74,967)	(239,445)	61,940	(234,513)

Net Loss	$(176,744)	$(301,337)	$(131,122)	$(5,549,484)

Basic and diluted loss per shares	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding	2,439,399,988	329,104,996	2,348,323,752	293,544,775

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	January 31, 2019	January 31, 2018
Cash flow from operating activities:
Net loss	$(131,122)	$(5,549,484)
Depreciation	443	-
Stock based compensation	38,403	5,220,000
(Gain) Loss on derivative liability	(191,853)	58,547
Amortization of debt discount	100,335	106,285
Debt penalties	17,364	60,232
Gain on debt settlement	(15,042)	-
Change in operating liabilities:
Accounts Receivable	-	3,000
Inventory	-	(2,954)
Accounts Payable	70,453	8,490
Accrued Interest	26,808	9,449
Net cash used in operating activities	(84,211)	(86,435)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	(1,085)
Net cash used in investing activities	-	(1,085)

Cash flow from financing activities
Payment on Promissory Note	(36,476)	-
Proceeds from Convertible Debt	127,000	60,000
Repayment of Advance from shareholders	(63,133)	(174,476)
Proceeds for Advances from shareholders	74,759	204,520
Net cash provided by financing activities	102,150	90,044

Net increase in cash	17,939	2,524
Cash at beginning of period	587	1,105
Cash at end of period	$18,526	$3,629

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	$113,842	$81,195
Recognition of derivative discount	$172,270	-
Settlement of derivative liabilities	$131,693	$138,822
Cancellation of common stock	$-	$47,850

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2018 filed with the SEC on November 13, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company accounts for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers.

During the six months ended January 31, 2019, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$351,492	$-	$-	$351,492
Total	$351,492	$-	$-	$351,492

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$200,216	$-	$-	$200,216
Total	$200,216	$-	$-	$200,216

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Reclass to equity due to conversion	(138,822)
Unrealized derivative loss included in other expense	58,547
Balance at January 31, 2018	$182,447

Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance to debt discount	172,270
Fair value of derivative liability at issuance charged to derivative loss	101,164
Reclass to equity due to conversion	(131,693)
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(235,769)
Balance at January 31, 2019	$200,216

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

The Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. For the six months ended January 31, 2018, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0026 to $0.0006; b) projected discount on the conversion price ranging from 35% to 50% with the notes effectively converting at discounts in the range of 26% to 28%; c) projected volatility of 274% to 342%; d) probabilities related to default and redemption of the notes during the term of the notes.

For the six months ended January 31, 2019, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0016 to $0.0003; b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 38.70% to 65.17%; c) projected volatility of 261.1% to 310.1%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method for options and warrants and “if converted” method for convertible notes. Under the treasury stock method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Numerator:
Net (loss) available to common shareholders	$(176,744)	$(301,337)	$(131,122)	$(5,549,484)

Denominator:
Weighted average shares – basic and diluted	2,439,399,988	329,104,996	2,348,323,752	293,544,755

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss. Reclassification adjustments are amounts reclassified to operating expense that were recognized in revenue in the previous periods.

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

In the six months ended January 31, 2019, additional advances from shareholders were received in the amount of $74,759. The Company made payments on these advances amounting to $63,133. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2018 were $57,524 and as of January 31, 2019 were $69,150.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer the terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2018. During the six months ended January 31, 2019, the holders of the note agreed to allow the note to be renewed for another year.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company paid $36,476 on the note during the six months ended January 31, 2019. As of January 31, 2019, and July 31, 2018, the outstanding balance on the note was $435,894 and $472,370, respectively.

Interest expense for the six months ended January 31, 2019 and 2018 was $9,447 and $9,449.

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

The Company has 3,295,361,826 and 2,159,215,077 shares of common stock issued and outstanding as of January 31, 2019 and July 31, 2018, respectively.

During the six months ended January 31, 2019, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000. Balance of the note as of January 31, 2019 was $0.

During the six months ended January 31, 2019, the Company reserved 96,006,563 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of January 31, 2019 is $38,403.

During the six months ended January 31, 2019, EMA Financial converted 461,683,700 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of January 31, 2019 is $0.

During the six months ended January 31, 2019, Power Up Lending converted 468,166,666 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of all notes for Power Up as of January 31, 2019 is $30,000.

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

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. This note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. This note went into default as of January 19, 2018. The balance on the note as of January 31, 2019 is $0.

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. As of the Effective Date, interest will accrue on the January 2017 Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this settlement agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market as defined in the January 2017 Note during the twenty-five (25) consecutive Trading Days as defined in the January 2017 Note immediately preceding the Conversion Date or the closing bid price, whichever is lower. EMA imposed an additional $2,000 in penalties during the period ended January 31, 2019. A gain on the settlement agreement of $15,042 has been reported on the period ended January 31, 2019. Balance of principal on the note as of July 31, 2018 and January 31, 2019 was $55,042 and $0, respectively.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. This note became convertible on July 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the six months ended January 31, 2019, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83, and penalty of $10,000. The note went into default as of November 18, 2017. Auctus imposed additional penalties of $364 during the six months ended January 31, 2019. The balance of this note as of July 31, 2018 and January 31, 2019 was $13,152 and $0, respectively.

On July 5, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Power Up Lending, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $53,000 (the “July 2018 Note”), for an aggregate purchase price of $53,000. The July 2018 Note matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date. The note became convertible on January 1, 2019 and the variable conversion feature with a fair value of $36,334 was accounted for as a derivative liability in accordance with ADC 815 with a corresponding charge to debt discount. During the six months ended January 31, 2019, Power Up Lending converted 468,166,666 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of the July 2018 note as of July 31, 2018 and January 31, 2019 is $53,000 and $0, respectively.

On August 3, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Power Up Lending, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $30,000 (the “August 2018 Note”), for an aggregate purchase price of $30,000. The Company received $27,000 in cash for this note and recorded $3,000 as issuance cost. The August 2018 Note matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 30, 2019 at the conversion price equal to 58% of the lowest sale price for the common stock during the 15 consecutive trading days ending on the latest complete Trading Day prior to the conversion date. The balance of principal on the August 2018 Note as of January 31, 2019 is $30,000. The note became convertible on January 30, 2019 and the variable conversion feature with a fair value of $20,936 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge to debt discount.

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Auctus Fund LLC, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “Second August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The Second August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature with a fair value of $216,164 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $115,000 to debt discount and $101,164 to day one loss on derivative. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The outstanding balance of principal on the second August 2018 note as of January 31, 2019 is $125,000.

During the six months ended January 31, 2019, the Company recorded amortization of debt discount in the amount of $100,335. Unamortized discount as of January 31, 2019 amounted to $84,935.

NOTE 8 - SUBSEQUENT EVENTS

During the subsequent period following January 31, 2019, Auctus converted 642,780,800 shares of common stock for a principal amount of $35,727, conversion fee of $2,000 and accrued interest of $6,247. The balance on the note as of March 16, 2019 is $89,273.

During the subsequent period following January 31, 2019, Power Up Lending converted 237,120,098 shares of common stock for a principal amount of $30,000 and accrued interest of $1,800. The balance on the note as of March 16, 2019 is $0.

During the subsequent period following January 31, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC, for a principal sum of $165,000 to be requested in installments. The note includes a maximum of $15,000 in original issue discount to be assessed on a pro rata basis for each installment. The first installment of $30,000 was received on March 1st, 2019. The interest rate of the note is 8%. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date.

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

RESULTS OF OPERATIONS

During the three months ended January 31, 2019, we generated revenue of $137. During the three months ended January 31, 2018, we generated revenue of $1,324. The decrease in revenue was a result of decrease in product sales.

During the six months ended January 31, 2019, we generated revenue of $400. During the six months ended January 31, 2018, we generated revenue of $1,747. Decrease in revenue was primarily due a decrease in product sales.

Operating expenses during the three months ended January 31, 2019 were $101,914. Operating expenses during the three months ended January 31, 2018 were $63,216. Increase in expenses was due to expense related to fulfilling the production agreement with our distributor The Bosko Group for the production of feature length films.

Operating expenses during the six months ended January 31, 2019 were $193,462. Operating expenses during the six months ended January 31, 2018 were $5,316,718. Operating expenses for the six months ended January 31, 2019 consisted of professional fees of $148,838, general and administrative fees of $18,612 and expedition expenses of $26,012. Operating expenses for the six months ended January 31, 2018 consisted of professional fees of $50,767, expedition expense of $45,828 and general and administrative fees of $5,220,123. Expenses decreased during 2019 mainly due to stock-based compensation for general and administrative expenses during the six months ended January 31, 2018.

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

Liquidity and Capital Resources

As of January 31, 2019, we had $18,526 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2019 and 2018:

	Period Ended January 31, 2019	Period Ended January 31, 2018
Net cash used in operating activities	$(84,211)	$(86,435)
Net cash used in investing activities	-	(1,085)
Net cash provided by financing activities	102,150	90,044
Net increase in Cash	17,939	2,524
Cash, beginning	587	1,105
Cash, ending	$18,526	$3,629

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

Operating activities

Net cash used in operating activities was $84,211 for the period ended January 31, 2019, as compared to $86,435 used in operating activities for the period ended January 31, 2018.

Investing activities

Net cash used in investing activities was $0 for the period ended January 31, 2019, as compared to $1,085 used in investing activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2019 was $102,150 as compared to $90,044 for the same period of 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the six months ended January 31, 2019, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000. Balance of the note as of January 31, 2019 was $0.

During the six months ended January 31, 2019, the Company reserved 96,006,563 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of January 31, 2019 is $38,403.

During the six months ended January 31, 2019, EMA Financial converted 461,683,700 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of January 31, 2019 is $0.

During the six months ended January 31, 2019, Power Up Lending converted 468,166,666 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of all notes for Power Up as of January 31, 2019 is $30,000.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended January 31, 2019.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: March 25, 2019	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

