Form 10-Q
period 2019-04-30
BIGFOOT PROJECT INVESTMENTS INC
filed 2019-06-19
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36877

Bigfoot Project Investments Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 El Camino Real NR-150, Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(415) 518-8494

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of January 31, 2019, the last business day of the registrant’s most recently completed second quarter, was $529,978. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of January 31, 2019 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 14, 2019, there were 4,446,074,392 shares of registrant’s common stock outstanding.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED APRIL 30, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

BIGFOOT PROJECT INVESTMENTS INC.

Consolidated Balance Sheets

As of April 30, 2019 and July 31, 2018

(Unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Current Assets
Cash	$11,797	$587
Inventory	11,386	11,386
Total current assets	23,183	11,973

Fixed Assets
Equipment, net	1,623	2,066
Total Fixed Assets	1,623	2,066

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$24,806	$14,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$207,625	$98,152
Advances from shareholders	52,479	57,524
Accrued Interest	81,177	54,971
Convertible Debt (net of unamortized discount)	94,853	121,194
Derivative Liability	195,675	351,492
Promissory note - related party	435,893	472,370
Total current liabilities	1,067,702	1,155,703

Total Liabilities	1,067,702	1,155,703

Stockholders’ deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized, 0 and 0 issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	-	-
Common stock, $0.001 par value; 6,500,000,000 shares authorized, 4,446,074,392 and 2,159,215,077 issued and outstanding as of April 30, 2019 and July 31, 2018, respectively	4,446,075	2,159,215
Additional Paid In Capital	5,196,619	7,044,400
Accumulated deficit	(10,685,590)	(10,345,279)

Total stockholders’ deficit	(1,042,896)	(1,141,664)

Total liabilities & stockholders’ deficit	$24,806	$14,039

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenue	$1,228	$783	$1,628	$2,530

Operating expenses:
Professional fees	52,949	5,209	201,787	55,976
Expedition expenses	1,803	3,812	27,815	49,640
General and administrative	1,222	78,173	19,834	5,298,296

Total operating expenses	55,974	87,194	249,436	5,403,912

Net loss from operations	(54,746)	(86,411)	(247,808)	(5,401,382)

Other Expense
Gain on debt settlement	-	-	15,042	-
Derivative Gain (Loss)	(40,657)	17,736	151,196	(40,811)
Interest Expense	(113,786)	(55,433)	(258,741)	(231,399)
Total Other Expense	(154,443)	(37,697)	(92,503)	(272,210)

Net Loss	$(209,189)	$(124,108)	$(340,311)	$(5,673,592)

Basic and diluted loss per shares	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding	4,054,079,973	612,063,461	2,906,457,222	397,384,200

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	2,159,215,077	$2,159,215	$7,044,400	$(10,345,279)	(1,141,664)
Stock Issued for Services	21,618,534	21,619	(12,972)	-	8,647
Stock Issued for conversion of debt	110,289,820	110,290	(96,691)	-	13,599
Settlement of derivative liability	-	-	59,079	-	59,079
Net income for the period	-	-	-	45,622	45,622

Balance, October 31, 2018	2,291,123,431	$2,291,124	$6,993,816	$(10,299,657)	$(1,014,717)
Stock Issued for Services	74,388,029	74,388	(44,632)	-	29,756
Stock issued for conversion of debt	929,850,366	929,850	(829,607)	-	100,243
Settlement of derivative liability	-	-	72,614	-	72,614
Net loss for the period	-	-	-	(176,744)	(176,744)
Balance, January 31, 2019	3,295,361,826	$3,295,362	$6,192,191	$(10,476,401)	$(988,848)
Cancellation of common stock	(10,000,000)	(10,000)	10,000	-	-
Stock Issued for Services	85,237,968	85,238	(87,392)	-	(2,154)
Stock Issued for conversion of debt	1,075,474,598	1,075,475	(991,878)	-	83,597
Settlement of derivative liability	-	-	73,698	-	73,698
Net loss for the period	-	-	-	(209,189)	(209,189)
Balance, April 30, 2019	4,446,074,392	$4,446,075	$5,196,619	$(10,685,590)	$(1,042,896)

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2017	223,397,000	$223,397	$2,868,825	$(3,911,996)	$(819,774)
Stock Issued for Services	60,000,000	60,000	5,160,000	-	5,220,000
Stock Issued for conversion of debt	12,922,199	12,922	26,317	-	39,239
Settlement of derivative liability	-	-	71,173	-	71,173
Net loss for the period	-	-	-	(5,248,147)	(5,248,147)
Balance, October 31, 2017	296,319,199	$296,319	$8,126,315	$(9,160,143)	$(737,509)
Cancellation of Common Stock	(47,850,000)	(47,850)	47,850	-	-
Stock issued for conversion of debt	126,761,050	126,761	(84,805)	-	41,956
Settlement of derivative liability	-	-	67,649	-	67,649
Net loss for the period				(301,337)	(301,337)
Balance, January 31, 2018	375,230,249	$375,230	$8,157,009	$(9,461,480)	$(929,241)
Stock issued for conversion of debt	574,019,619	574,020	(526,857)	-	47,163
Settlement of derivative liability	-	-	64,079	-	64,079
Net loss for the period	-	-	-	(124,108)	(124,108)
Balance, April 30, 2018	949,249,868	$949,250	$7,694,231	$(9,585,588)	$(942,107)

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2019	April 30, 2018
Cash flow from operating activities:
Net loss	$(340,311)	$(5,673,592)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	36,249	5,220,000
Loss (gain) on derivative liability	(151,196)	40,811
Amortization of debt settlement	197,807	151,876
Debt penalties	17,364	65,232
Bad debt expense	-	75,500
Gain on debt discount	(15,042)	-
Depreciation	443	-
Change in operating liabilities:
Accounts Receivable	-	3,000
Inventory	-	(2,954)
Accounts Payable	109,473	10,869
Accrued Interest	42,445	14,171
Net cash used in operating activities	(102,768)	(95,087)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	(1,085)
Net cash used in investing activities	-	(1,085)

Cash flow from financing activities
Payment on Promissory Note	(36,477)	-
Proceeds from Convertible Debt	155,500	60,000
Repayment of Advances from shareholders	(79,909)	(138,727)
Proceeds for Advances from shareholders	74,864	174,376
Net cash provided by financing activities	113,978	95,649

Net increase (decrease) in cash	11,210	(523)
Cash at beginning of period	587	1,105
Cash at end of period	$11,797	$582

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	$197,439	$128,358
Settlement of derivative liabilities	$205,391	$202,901
Discount on convertible notes	$200,770	55,614
Cancellation of common stock	$10,000	$47,850

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

The Company’s competitive advantage is the in-house developed knowledge base and the advanced level of maturity of their projects developed and currently owned by our current officers and shareholders. The Company will capitalize on the current stockpile of these projects through contract agreements which will allow the Company to continue creation of media properties and the establishment of physical locations, partnerships, and strategic alliances with organizations to augment investment markets to create revenue as a stand-alone enterprise.

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

During the nine months ended April 30, 2019, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$195,675	$-	$-	$195,675
Total	$195,675	$-	$-	$195,675

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Fair value of derivative liability at issuance charged to debt discount	55,614
Reclass to equity due to conversion	(202,901)
Unrealized derivative loss included in other expense	40,811
Balance at April 30, 2018	$156,246

Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance charged to debt discount	200,770
Fair value of derivative liability at issuance charged to derivative loss	128,880
Write off derivative liability due to settlement	(57,248)
Reclass to equity due to conversion	(205,391)
Unrealized derivative gain included in other expense	(222,828)
Balance at April 30, 2019	$195,675

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. $57,248 derivative gain was recognized as a result of the reduction in convertible note balance.

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

For the period ended April 30, 2018, the Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0026 to $0.0002; b) projected discount on the conversion price ranging from 35% to 62% with the notes effectively converting at discounts in the range of 49.5% to 72.45%; c) projected volatility of 293% to 663%; d) probabilities related to default and redemption of the notes during the term of the notes.

For the period ended April 30, 2019, the Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.00038 to $0.0003; b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 38.51% to 65.17%; c) projected volatility of 261.1% to 543.8%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Numerator:
Net (loss) available to common shareholders	$(209,189)	$(124,108)	$(340,311)	$(5,673,592)

Denominator:
Weighted average shares – basic and diluted	4,054,079,973	612,063,461	2,906,457,222	397,384,200

Net (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

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

In the nine months ended April 30, 2019, additional advances from shareholders were received in the amount of $74,864. The Company made payments on these advances amounting to $79,909. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2018 were $57,524 and as of April 30, 2019 were $52,479.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer the terms of the note are that the unpaid principle and the accrued interest are payable in full on January 31, 2018. During the nine months ended April 30, 2019, the holder of the note has agreed to allow the note to be renewed for another year.

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company paid $36,477 on the note during the nine months ended April 30, 2019. As of April 30, 2019, and July 31, 2018, the outstanding balance on the note was $435,893 and $472,370, respectively.

Interest expense for the nine months ended April 30, 2019 and 2018 was $14,171 and $14,171, respectively.

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

The Company has 4,446,074,392 and 2,159,215,077 shares of common stock issued and outstanding as of April 30, 2019 and July 31, 2018, respectively.

During the nine months ended April 30, 2019, Auctus Fund converted 948,644,320 shares of common stock for a principal amount due of $46,200 and settlement of unpaid interest of $6,696, conversion fee of $2,500 and penalty of $10,000. The principal balance of the note as of April 30, 2019 was $82,316. The note went into default as of May 1, 2019.

During the nine months ended April 30, 2019, the Company reserved 181,244,531 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of April 30, 2019 is $36,249.

During the nine months ended April 30, 2019, EMA Financial converted 461,683,700 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of April 30, 2019 is $0.

During the nine months ended April 30, 2019, Power Up Lending converted 705,286,764 shares of common stock for a principal amount due of $83,000 and settlement of unpaid interest of $4,980. The balance of all notes for Power Up as of April 30, 2019 is $0.

During the nine months ended April 30, 2019, the Company rescinded the 10,000,000 shares of stock compensation issued to The Krueger Group in August 2017. Consequently, the corresponding par value of $10,000 was reclassed to additional paid in capital.

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

b. Compensation to the Company for the Distribution of new feature-length films is based on past performance of previous productions with up-front funding and projected royalties over all distribution channels. The Company completed production of the first of the new feature-length films in July 2017. The film was edited and released in August 2018 through various channels. The Company has received $1,084 in sales revenue from the distributor.

NOTE 7 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. This note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. This note went into default as of January 19, 2018. The balance on the note as of April 30, 2019 is $0.

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. As of the Effective Date, interest will accrue on the January 2017 Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this settlement agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market as defined in the January 2017 Note during the twenty-five (25) consecutive Trading Days as defined in the January 2017 Note immediately preceding the Conversion Date or the closing bid price, whichever is lower. EMA imposed an additional $2,000 in penalties during the period ended April 30, 2019. A gain on the settlement agreement of $15,042 has been recognized for the nine months ended April 30, 2019. During the nine months ended April 30, 2019, Auctus Fund converted 461,683,700 shares of common stock for a principal amount due of $40,000, settlement of unpaid interest of $2,063, and penalty of $2,000. Balance of principal on the note as of July 31, 2018 and April 30, 2019 was $55,042 and $0, respectively.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. This note became convertible on July 27, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the nine months ended April 30, 2019, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83, and penalty of $10,000. The note went into default as of November 18, 2017. Auctus imposed additional penalties of $364 during the nine months ended April 30, 2019. The balance of this note as of July 31, 2018 and April 30, 2019 was $13,152 and $0, respectively.

On July 5, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Power Up Lending, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $53,000 (the “July 2018 Note”), for an aggregate purchase price of $53,000. The July 2018 Note matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date. The note became convertible on January 1, 2019 and the variable conversion feature with a fair value of $36,334 was accounted for as a derivative liability in accordance with ADC 815 with a corresponding charge to debt discount. During the six months ended January 31, 2019, Power Up Lending converted 468,166,666 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of the July 2018 note as of July 31, 2018 and April 30, 2019 is $53,000 and $0, respectively.

On August 3, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Power Up Lending, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $30,000 (the “August 2018 Note”), for an aggregate purchase price of $30,000. The Company received $27,000 in cash for this note and recorded $3,000 as issuance cost. The August 2018 Note matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 30, 2019 at the conversion price equal to 58% of the lowest sale price for the common stock during the 15 consecutive trading days ending on the latest complete Trading Day prior to the conversion date. The note became convertible on January 30, 2019 and the variable conversion feature with a fair value of $20,936 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge to debt discount. During the nine months ended April 30, 2019, Power Up Lending converted 237,120,098 shares of common stock for a principal amount due of $30,000 and settlement of unpaid interest of $1,800. The balance of the Note as of April 30, 2019 is $0.

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Auctus Fund LLC, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “Second August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The Second August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature with a fair value of $216,164 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $115,000 to debt discount and $101,164 to day one loss on derivative. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. During the nine months ended April 30, 2019, Auctus converted 838,354,500 shares of common stock for a principal amount due of $42,684, conversion fee of $2,500 and unpaid interest of $6,613. The outstanding balance of principal on the second August 2018 note as of April 30, 2019 is $82,316. As of May 1, 2019, the note went into default resulting in a default interest rate of 24%. The Company is pursuing options to pay off the note to prevent further conversions.

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC, for a principal sum of $165,000 to be requested in installments. The note includes a maximum of $15,000 in original issue discount to be assessed on a pro rata basis for each installment. The first installment of $28,500 was received for the principal of $33,000 on March 1st, 2019. The interest rate of the note is 8%. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to loss on derivative. The outstanding balance of the principal on the note as of April 30, 2019 is $33,000.

During the nine months ended April 30, 2019, the Company recorded amortization of debt discount in the amount of $197,807. Unamortized discount as of April 30, 2019 amounted to $20,463.

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

During the nine months ended April 30, 2019, the Company reserved 181,244,531 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of April 30, 201 is $36,249. The Company also accrued $90,000 in professional fees during the nine months ended April 30, 2019.

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

RESULTS OF OPERATIONS

During the three months ended April 30, 2019, we generated revenue of $1,228. During the three months ended April 30, 2018, we generated revenue of $783.

During the nine months ended April 30, 2019, we generated revenue of $1,628. During the nine months ended April 30, 2018, we generated revenue of $2,530.

Operating expenses during the three months ended April 30, 2019 were $55,974. Operating expenses during the three months ended April 30, 2018 were $87,194. Bad debt expense, expedition expense and professional fees were the main differences in the two periods.

Operating expenses during the nine months ended April 30, 2019 were $249,436. Operating expenses during the nine months ended April 30, 2018 were $5,403,912. Operating expenses for the nine months ended April 30, 2019 consisted of professional fees of $201,787, general and administrative fees of $19,834 and expedition expenses of $27,815. Operating expenses for the nine months ended April 30, 2018 consisted of professional fees of $55,976, expedition expense of $49,640 and general and administrative fees of $5,298,296. Expenses decreased during 2019 mainly due to a reduction in stock based compensation included in general and administrative expenses.

There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable.

Liquidity and Capital Resources

As of April 30, 2019, we had $11,797 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2019 and 2018:

	Period Ended April 30, 2019	Period Ended April 30, 2018
Net cash used in operating activities	$(102,768)	$(95,087)
Net cash used in investing activities	-	(1,085)
Net cash provided by financing activities	113,978	95,649
Net increase (decrease) in Cash	11,210	(523)
Cash, beginning	587	1,105
Cash, ending	$11,797	$582

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

Operating activities

Net cash used in operating activities was $102,768 for the period ended April 30, 2019, as compared to $95,087 used in operating activities for the period ended April 30, 2018.

Investing activities

Net cash used in investing activities was $0 for the period ended April 30, 2019, as compared to $1,085 used in investing activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the period ended April 30, 2019 was $113,978 as compared to $95,649 for the same period of 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the nine months ended April 30, 2019, Auctus Fund converted 948,644,320 shares of common stock for a principal amount due of $46,200 and settlement of unpaid interest of $6,696, conversion fee of $2,500, and penalty of $10,000. The principal balance of the note as of April 30, 2019 was $82,316. The note went into default as of May 1, 2019.

During the nine months ended April 30, 2019, the Company reserved 181,244,531 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of April 30, 2019 is $36,249.

During the nine months ended April 30, 2019, EMA Financial converted 461,683,700 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of April 30, 2019 is $0.

During the nine months ended April 30, 2019, Power Up Lending converted 705,286,764 shares of common stock for a principal amount due of $83,000 and settlement of unpaid interest of $4,980. The balance of all notes for Power Up as of April 30, 2019 is $0.

The Company has 4,446,074,392 and 2,159,215,077 shares of common stock issued and outstanding as of April 30, 2019 and July 31, 2018, respectively.

On April 24, 2019, the Board agreed to rescind the 10,000,000 shares of common stock issued as compensation on August 2017, to The Krueger Group. This transaction was recorded as a reclassification of equity.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended April 30, 2019.

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

BIGFOOT PROJECT INVESTMENTS INC.

Date: June 19, 2019	By:	/s/ Tom Biscardi
Tom Biscardi
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

