Form 10-K
period 2019-07-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2019-12-09
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Non-accelerated filer [X]		Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of April 30, 2019 the last business day of the registrant’s most recently completed second quarter, was $150,054. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of April 30, 2019 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, $0.001 par value, outstanding on December 3, 2019 was 9,125,112,943 shares.

Bigfoot Project Investments Inc.

FOR THE FISCAL YEAR ENDED

JULY 31, 2019

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

Bigfoot Project Investments Inc. was incorporated under the laws of the State of Nevada on November 30, 2011. Pursuant to a purchase agreement, effective January 13, 2013, Bigfoot Project Investments Inc. acquired all the assets of Searching for Bigfoot Inc., a Nevada corporation, for four million four hundred thousand (4,400,000) shares of common stock and a promissory note was issued to the two majority shareholders of Searching for Bigfoot Inc. in the aggregate amount of $484,039. Searching for Bigfoot Inc. was formed for the purpose of researching the existence of Bigfoot, which has financed research and expeditions throughout the United States and Canada.

Formed as a simple organization with the intent of raising funds to produce a movie for distribution, “Searching for Bigfoot Inc.” evolved such that it built significant value in video/film footage, materials, artifacts, and relationships with organizations interested in Bigfoot’s existence around the country. In January 2019, the Company reinstated the subsidiary known as Searching for Bigfoot, Inc. as an operating subsidiary of Bigfoot Project Investments Inc.

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

Bigfoot Project Investments Inc. entered into two separate agreements with its distributor The Bosko Group in May 2017. One agreement is for the re-release of seven of the Company’s documentaries with new introductions and commentaries. The other agreement is for the production of five new feature length films depicting the “Dark and Violent” world of Bigfoot. The first in the series “Brutal Bigfoot” was released August 29th, 2018 and has received mixed reviews on the Amazon.com distributor site.

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

Change of Control

On November 13, 2019, the majority shareholder and CEO of the Company signed a Definitive Share Purchase Agreement (“Agreement”) in which Tom Biscardi sold 100% of the issued and outstanding Preferred Series A stock to Joseph Cellura and 51% of the issued and outstanding shares of common stock to Lord Global Corporation. The Agreement outlines specific legal agreements that will be executed in addition to the exchange of stock. The specified legal agreements are currently in negotiations and will be executed as the terms are finalized. The current Board of Directors will resign and be replaced during this process.

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

We expect to continue to devote significant capital resources to developing new inventory in the form of film footage and maintaining our existing inventory. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues adequate to support our cost structure. This has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

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

Risks Relating to Our Business

Related Party Transaction Risk

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,039 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. During 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The terms of the note are that the unpaid principal and the accrued interest are payable in full on January 31, 2020. Bigfoot Project Investments Inc. disbursed $36,476 as payment on the principal and $0 in interest during the year ended July 31, 2019. The principal balance of the note as of July 31, 2019 was $435,894. The holders of the note have agreed to allow the Company additional time to develop revenue producing projects which will allow the Company to pay this debt.

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

The note is held by two of the shareholders of the Company. C. Thomas Biscardi who owns 5.06% of the issued stock and Dennis J. Kazubowski who owns .0031% of the issued stock. The Company currently does not have the means to satisfy this note by the due date, however, Management has renegotiated the due date of the contract, and the Company is confident that it will be able to satisfy the terms of the note by the renegotiated due date.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

We were incorporated on November 30, 2011 and we have only generated minimal revenues. We have minimal operating history upon which an evaluation of our future success or failure can be made. Our accumulated deficit through July 31, 2019 is $10,835,994.

Our operating results will depend on our ability to sell our products. Any capacity restraints or systems failures could harm our business, results of operations and financial condition.

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

Majority shareholder and Director Carmine T. Biscardi and William F. Marlette, Director, developed the concepts behind our business plan. They have assigned any rights that they may have had in that line to us. We own copyrights on DVD Movies Bigfoot Lives and Anatomy of a Bigfoot Hoax. Copyrights are pending for DVD Movies Legend of Bigfoot, In the Shadow of Bigfoot, Bigfoot Alive in 82, Bigfoot Lives-2, Bigfoot Lives-3, Hoax of the Century, Pursuit (The Search for Bigfoot) and Brutal Bigfoot.

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

We require minimum funding of approximately $150,000 to conduct our proposed operations for a period of one year. This includes the cost of registration as well as normal operating costs. If we are not able to raise this amount, or if we experience a shortage of funds prior to funding we may utilize funds from our officers and directors who have informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of a registration statement and operation expenses. However, they have no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. After one year we may need additional financing.

The requirements of being a U.S. public company may strain our resources and divert management’s attention.

As a U.S. public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual and current reports with respect to our business and operating results.

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

Going forward, the Company has ongoing SEC compliance and reporting obligations, estimated as approximately $150,000 annually. Such ongoing obligations will require the Company to expend additional amounts on compliance, legal and auditing costs. In order for us to remain in compliance, we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance, it may be difficult for shareholders to resell any shares they may purchase, if at all.

We may depend on outside parties for professional services related to reports under the Securities Exchange Act of 1934.

Because our current officers and directors have limited prior experience in financial accounting and preparation of reports under the Securities Exchange Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend or cease operations entirely and shareholders could lose their investment.

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

Our Future Success Depends, in Part, on the Performance of Continued Service of Our Officers.

We presently depend to a great extent upon the experience, abilities and continued services of our management team, which consists of Mr. Biscardi (our CEO), Ms. Reynolds (our CFO), Mr. TJ Biscardi (our President), and Mr. Marlette (a Director). The loss of services of Mr. Biscardi, Ms. Reynolds, or Mr. TJ Biscardi could have a material adverse effect on our business, financial condition or results of operations. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material effect on our business, financial condition and results of operations. On October 23rd, 2019, Mr. Marlette passed away. The remaining Board members held an emergency meeting and elected Mr. Rocky Slavens to fill the vacated Director position.

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

To a large extent, relationships with distributors, clients and customer expectations and perception of the quality of our products are in large part determined by regular contact between clients and sales. If a customer is dissatisfied with our products there may be more damage in our business than in non-service-related businesses. A well-publicized incident of breach of contract by us could result in a negative perception of our company and our services, damage to our reputation, and the loss of current or potential customers. This would have an adverse effect on our business, financial condition, and results of operations.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in shares of our common stock is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act defines “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker of dealer approve a person’s accounts for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transaction in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver prior to any transaction in a penny stock, as disclosure schedule prescribed by the Commission relating to the penny stock market, which in highlight form sets forth the basis on which the broker or dealer made the suitability determination and that the broker of dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transaction in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of the stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stocks transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Quarter ended	High	Low

July 31, 2019	$0.0003	$0.0001
April 30, 2019	$0.0006	$0.0001
January 31, 2019	$0.0007	$0.0002
October 31, 2018	$0.0006	$0.0003
July 31, 2018	$0.0016	$0.0001
April 30, 2018	$0.0007	$0.0001
January 31, 2018	$0.0044	$0.0005
October 31, 2017	$0.20	$0.002

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

Holders of Common Stock

As of July 31, 2019, we had 157 stockholders of record of the 4,433,279,043 shares outstanding.

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

Bigfoot Project Investments Inc. plans to establish itself as the most reliable and dependable source for materials including documentaries, physical evidence, and eyewitness accounts for the purpose of documenting the evidence of the existence of Bigfoot. Our major source of revenue will be the sale of documentaries and specials that follow our progress. We have found that there is a market for these films and have started selling them on a semi-regular basis. In addition to the film sales we plan on having expeditions to locations where there have been multiple eyewitness accounts as well as periodic exhibitions of the physical evidence that has been accumulated. We plan on focusing our efforts on expeditions to locations that have had multiple eyewitness reports to maximize the chances of locating the creature and producing films that will be marketable to the public.

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

RESULTS OF OPERATIONS

Revenue

For the year ended July 31, 2019 we generated revenue of $888 compared to $2,827 for the year ended July 31, 2018.

Operating Expenses

Operating expenses during year ended July 31, 2019 were $348,297 consisting of general and administrative, expedition expense and professional fees. In comparison, operating expenses in the year ended July 31, 2018 were $5,812,500, consisting of general and administrative, expedition expense and professional fees. The decrease in total expenses from 2018 to 2019 is primarily attributable to the reduction in stock-based compensation and expedition expenses due to decreased research and filming for production contract.

Liquidity and Capital Resources

As of July 31, 2019, we had $485 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the years ended July 31, 2019 and 2018. To date, we have financed our operations through the issuance of stock, borrowings from shareholders and convertible notes from third parties.

In summary, our cash flows were as follows:

	Fiscal Year Ended July 31,
	2019	2018
Net cash used in operating activities	$(136,737)	$(123,635)
Net cash used in investing activities	-	(1,085)
Net cash provided by financing activities	136,635	124,202
Net decrease in Cash	(102)	(518)
Cash, beginning of year	587	1,105
Cash, end of year	$485	$587

Operating activities

Net cash used in operating activities was $136,737 for the year ended July 31, 2019, as compared to $123,635 used in operating activities for the same period in 2018. The increase in net cash used in operating activities was primarily due to derivative losses.

Investing activities

Net cash used in investing activities was $0 for the year ended July 31, 2019, as compared to $1,085 used in investing activities for the same period in 2018. The Company purchased additional equipment needed to fulfill the production contract during the year ended July 31, 2018.

Financing activities

Net cash provided in financing activities for the year ended July 31, 2019 was $136,635, as compared to $124,202 provided by financing activities for the same period of 2018. The increase was a result of execution of new convertible notes for funding of operations, payments on promissory note and payment of advances from shareholders during the year ended July 31, 2019. The Company minimized the amount of new third party debt during the year ended July 31, 2018 with increased advances from shareholders.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer, Tom Biscardi and Principal Financial Officer, Sara Reynolds, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, they have concluded that, as of July 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective because of the identification of material weaknesses in our internal control over financial reporting which are described below. Internal controls and procedures provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of July 31, 2019 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

We are determining what new procedures and new advisory professionals need to be put in place to assist us with the compliance process and ensure that all filings with the SEC are done pursuant to the applicable regulations. However, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of July 31, 2019 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Carmine T. Biscardi, age 71

The name, address, age, and position of one of our directors is set forth below:

Name and Address	Age	Position
Carmine T. Biscardi	71	Chief Executive
570 El Camino Real Nr-150		Officer, Director
Redwood City, CA. 94063

Mr. Biscardi’s experience of over 50 years in the research of Bigfoot and his over 20 years as an owner and manager of a marketing and consulting firm gives him experience that is beneficial to the Company.

His experience in the planning and leading of expeditions as well as the production of films from such expeditions is invaluable to our business.

WORK HISTORY

Apr 2006 – Present - Searching For Bigfoot Inc. Redwood City, CA.-Director & Owner

Jan 1989 Present Tom Biscardi Associates Redwood City, CA. - Owner & Manager

Promotions. Marketing. Consulting.

C. Thomas Biscardi, III., age 52

The name, address, age, and positions of one of our directors are set forth below:

Name and Address	Age	Position
C. Thomas Biscardi, Jr.	52	President, Director
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

WORK HISTORY

2008-Present - Food City, Middlesboro KY. -Assistant Store Manager.

* Son of Carmine T. Biscardi the Company’s President, CEO and director.

William F. Marlette, age 74 (deceased October 23, 2019)

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
William F. Marlette 14231 Meadowrun St.	74	Director
San Diego CA. 92129

Mr. Marlette’s business experience including being a government contractor project manager gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific field of experience as a government contractor allows him to aid us in the planning and organizing of expeditions.

WORK HISTORY

Retired – July 2011 – Present

Prior to July 2011, Government contractor, US Navy.

Rocky Slavens, age 67

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
Rocky Slavens 2488 S Deadhorse Mountain Rd	67	Director
Fayetteville, AR 72701

Mr. Slavens’ hunting and tracking experience including over 25 years of hunting Bigfoot. Partial ownership of a pizza restaurant in Fayetteville gives him experience which will be beneficial to him as a member of the Board of Directors of the corporation. His specific field of experience in management and out in the woods allows him to aid us in the planning and organizing of expeditions.

WORK HISTORY

Restaurant owner – 1996 – Present

Bigfoot hunter since 1994.

Sara L. Reynolds, age 53

The name, address, age, and positions of our Director are set forth below:

Name and Address	Age	Position
Sara L. Reynolds 6222 Raytown Trwy 352	53	Chief Financial Officer, Secretary, Treasurer, Director
Raytown, MO 64133

WORK HISTORY

Owner SLR Tax & Accounting LLC - 2005 to Present

Ms. Reynolds has over 19 years of experience in accounting, bookkeeping, tax preparation and planning, she has prepared financial information and footnotes for several businesses in their effort to be listed with the SEC. This experience will allow us to further develop our business plan and provide valuable insight in the SEC filings subsequent to this filing.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

				Option	All Other	Total
Name and Principal Position	Year	Salary*	Bonus	Awards	Compensation	Compensation
Carmine T. Biscardi	2019	$0	$0	$0	$0	$0
CEO, Director	2018	$0	$0	$0	$0	$0

William F. Marlette	2019	$0	$0	$0	$0	$0
Director	2018	$0	$0	$0	$0	$0

C. Thomas Biscardi, III	2019	$0	$0	$0	$8,500	$8,500
President, Director	2018	$0	$0	$0	$8,200	$8,200

Sara L. Reynolds.	2019	$0	$0	$0	$0	$0
CFO, Secretary, Treasurer, Director	2018	$0	$0	$0	$0	$0

C. Thomas Biscardi III was compensated as a subcontractor and issued a 1099 for leading the team during the expeditions. His compensation is recorded in expedition expenses.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of July 31, 2019.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Name and Address of Beneficial Owner(1)(2)(3)	Shares of Common Stock / Percent of Class

Carmine T. Biscardi, CEO, Dir. 570 El Camino Real NR-150	230,920,000
Redwood City, CA 94063	5.20%

William F. Marlette, Dir 14231 Meadowrun Street	15,250,000
San Diego, CA 92129	0.34%

Rocky Slavens, Dir
2488 S Deadhorse Mountain Rd	10,000
Fayetteville, AR 72701	0.00%

Sara Reynolds, CFO, Dir 6222 Raytown Trfy 352	101,503,000
Raytown, MO 64133	2.29%

C. Thomas Biscardi, Jr., President, Dir. 112 Ironwood Road	6,000,000
Middlesboro, KY 40965	0.14%

Officers and Directors as a Group	7.97%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on July 31, 2019 (4,433,279,043).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by MaloneBailey, LLP for 2019 were $30,500 and 2018 were $27,000.

(2) AUDIT-RELATED FEES

The audit related fees charged by MaloneBailey, LLP were $0.00 for 2019 and 2018.

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

Bigfoot Project Investments Inc.

By:	/s/ Carmine Tom Biscardi
Tom Biscardi, CEO

Date:	December 9, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carmine T. Biscardi	Chief Executive Officer and Director	December 9, 2019
Carmine T. Biscardi	(Principal Executive Officer)

/s/ Sara Reynolds	Chief Financial Officer, Secretary,	December 9, 2019
Sara Reynolds	Treasurer and Director
(Principal Financial Officer)

/s/ Carmine T. Biscardi III	President and Director	December 9, 2019
Carmine T. Biscardi III

BIGFOOT PROJECT INVESTMENTS, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bigfoot Investments, Inc.

Redwood City, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bigfoot Investments, Inc. (the “Company”) as of July 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

December 9, 2019

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Balance Sheets

	July 31, 2019	July 31, 2018
ASSETS
Current Assets
Cash	$485	$587
Inventory, net	-	11,386
Total current assets	485	11,973

Fixed Assets
Equipment, net	1,181	2,066
Total Fixed Assets	1,181	2,066

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$1,666	$14,039

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$292,739	$98,152
Advances from Shareholders	75,135	57,524
Accrued Interest	88,640	54,971
Convertible Debt (net of unamortized discount)	97,153	121,194
Derivative Liability	224,809	351,492
Note Payable - Related Party	435,894	472,370
Total Current Liabilities	1,214,370	1,155,703

Total Liabilities	1,214,370	1,155,703

Stockholders’ deficit
Preferred stock, $0.001 par value: 500,000,000 shares authorized, 0 and 0 shares issued and outstanding as of July 31, 2019 and July 31, 2018	-	-
Common stock, $0.001 par value; 19,500,000,000 shares authorized, 4,433,279,043 and 2,159,215,077 issued and outstanding as of July 31, 2019 and 2018, respectively	4,433,279	2,159,215
Additional Paid In Capital	5,190,011	7,044,400
Accumulated deficit	(10,835,994)	(10,345,279)
Total Stockholders’ deficit	(1,212,704)	(1,141,664)

Total liabilities & Stockholders’ deficit	$1,666	$14,039

See accompanying notes to consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Operations

	Year Ended	Year Ended
	July 31, 2019	July 31, 2018

Revenue	$888	$2,827

Cost of Goods Sold	11,386	-
Gross Profit (Loss)	(10,498)	2,827

Costs and expenses:
Professional fees	277,223	447,681
General and administrative	27,541	5,305,251
Expedition expense	43,533	59,568
Total costs and expenses	348,297	5,812,500

Net loss from operations	(358,795)	(5,809,673)

Other Expense
Derivative Gain (Loss)	122,062	(339,533)
Gain (Loss) on Debt Settlement	15,042	(30,937)
Interest Expense, net	(269,024)	(253,140)
Total Other Expense	(131,920)	(623,610)

Net loss	$(490,715)	$(6,433,283)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	3,295,591,232	688,162,436

See accompanying notes to consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended July 31, 2019 and July 31, 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2017	223,397,000	$223,397	$2,868,825	$(3,911,996)	(819,774)

Cancellation of Common Stock	(47,080,000)	(47,080)	47,080	-	-

Stock Issued for Services	261,052,969	261,053	5,271,403	-	5,532,456

Stock Issued for conversion of debt	1,549,970,108	1,549,970	(1,363,347)	-	186,623

Settlement of derivative liability	-	-	306,377	-	306,377

Stock Issued for settlement of advances from shareholder and accrued interest	171,875,000	171,875	(85,938)	-	85,937

Net (loss)	-	-	-	(6,433,283)	(6,433,283)

Balance, July 31, 2018	2,159,215,077	$2,159,215	$7,044,400	$(10,345,279)	$(1,141,664)

Cancellation of Common Stock	(10,000,000)	(10,000)	10,000	-	-

Stock Issued for Services	168,449,182	168,449	(151,604)	-	16,845

Stock issued for conversion of debt	2,115,614,784	2,115,615	(1,918,176)	-	197,439

Settlement of derivative liability	-	-	205,391	-	205,391

Net (loss)	-	-	-	(490,715)	(490,715)
Balance, July 31, 2019	4,433,279,043	$4,433,279	$5,190,011	$(10,835,994)	$(1,212,704)

See accompanying notes to consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Cash Flows

	For The Year Ended	For The Year Ended
	July 31, 2019	July 31, 2018
Cash flow from operating activities:
Net loss	$(490,715)	$(6,433,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on inventory obsolescence	11,386	-
Stock based compensation	16,845	5,532,456
Amortization of debt discount	200,107	173,405
Derivative loss (gain)	(122,062)	339,533
Loss (gain) on debt settlement	(15,042)	30,937
Bad debt expense	-	74,500
Debt penalties	17,364	60,232
Depreciation	885	-

Change in operating assets and liabilities:
Accounts receivable	-	4,000
Accounts payable	194,587	79,363
Inventory	-	1,100
Accrued expenses	49,908	14,122
Net cash used in operating activities	(136,737)	(123,635)

Cash flow from investing activities
Cash paid for purchase of fixed assets	-	(1,085)
Net cash used in investing activities	-	(1,085)

Cash flow from financing activities
Proceeds from convertible notes	155,500	107,000
Proceeds for Advances from shareholders	100,220	201,412
Payments on Advances from shareholders	(82,609)	(184,210)
Payments on related party note payable	(36,476)	-
Net cash provided by financing activities	136,635	124,202

Net decrease in cash	(102)	(518)
Cash at beginning of period	587	1,105
Cash at end of period	$485	$587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

NON-CASH TRANSACTIONS
Cancellation of common stock	$10,000	$47,080
Settlement of derivative liability	$205,391	$306,377
Common stock issued for conversion of debt	$197,439	$186,623
Discount on convertible note	$200,770	$55,614

See accompanying notes to consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended July 31, 2019 and 2018

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

Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less to be cash equivalents.

Inventory Valuation

We value inventory at the lower of cost or net realizable value; cost being determined on a “first-in, first-out” basis. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold. Our policy is to assess inventory on an annual basis and based on our assessment current inventory is considered fully impaired as of July 31, 2019, resulting in $11,386 loss on inventory obsolescence during the year ended July 31, 2019.

Website Development Cost

The Company adopted Subtopic 350-50 of the FASB Accounting Standards Codification for website development costs. Under Sections 305-50-15 and 350-50-25, the Company capitalizes costs incurred to develop a website as website development costs. They are amortized on a straight-line basis over the estimated useful lives of three (3) years.

Income Tax

The Company accounts for income taxes under ASC 740 “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Revenue Recognition

The Company accounts for revenues according to ASC Topic 606, “Revenue from Contracts with Customers” which establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The new standard’s core principal is that an entity will recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring good or services to a customer. The principals in the standard are applied in five steps:

1) Identify the contract(s) with a customer;

2) Identify the performance obligations in the contract;

3) Determine the transaction price;

4) Allocate the transaction price to the performance obligations in the contract; and

5) Recognize revenue when (or as) the entity satisfies a performance obligation.

We adopted Topic 606 for the year ended July 31, 2018 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

During the year ended July 31, 2019, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor. Revenue consists of pay per view sales from the online streaming contract as well as proceeds and commissions from sale of DVDs and videos.

The Company generated revenues from contracted sources of $888 and $2,827 for the twelve months ended July 31, 2019 and 2018, respectively.

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

The Company has evaluated its accounts receivable history and determined that an allowance for doubtful accounts of $73,413 and $74,500, is required for the years ended July 31, 2019 and 2018, respectively. The Company reported net accounts receivable balance at July 31, 2019 and 2018 of $0 and $0, respectively.

Concentration risk

The Company recognized $888 from Amazon, in the year ended July 31, 2019 which was 100% of reported income.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of July 31, 2019 and 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability 2018	$351,492	$-	$-	$351,492
Total 2018	351,492			351,492
Embedded conversion derivative liability 2019	177,746	-	-	177,746
Warrant derivative liability 2019	47,063			47,063
Total 2019	$224,809	$-	$-	$224,809

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2017	$262,722
Fair value of derivative liability at issuance charged to debt discount	55,614
Reclass to equity due to conversion	(306,377)
Unrealized derivative loss included in other expense	339,533
Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance charged to debt discount	200,770
Reclass to equity due to conversion	(205,391)
Unrealized derivative gain included in other expense	(122,062)
Balance at July 31, 2019	$224,809

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. $57,248 derivative gain was recognized as a result of the reduction in convertible note balance

The Company evaluated its convertible notes to determine if the embedded component of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The Company determined that due to the variable number of common stock that the notes convert to, the embedded conversion option were required to be bifurcated and accounted for as a derivative liability. The fair value of the derivative liability is calculated at the time of issuance and the Company records a derivative liability for the calculated value. Changes in the fair value of the derivative liability are recorded in other income (expense) in the consolidated statements of operations. Upon conversion of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted.

For the period ended July 31, 2019, the Company’s derivative instruments were valued using the Lattice model (for convertible notes) based on a probability weighted discounted cash flow model, and the Montel Carlo model (for tainted warrants) based on a multipath random event model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.00038 to $0.00009; b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 38.51% to 73.97%; c) projected volatility of 261.1% to 543.8%; d) probabilities related to default and redemption of the notes during the term of the notes.

For the year ended July 31, 2018, the Company’s derivative instruments were valued using the Lattice model which was based on a probability weighted discounted cash flow model. Assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0001 to $0.2; b) projected discount on the conversion price ranging from 62% to 35% and 40% with the notes effectively converting at discounts in the range of 55.5% to 75.4%; c) projected volatility of 366% to 499.9%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method for options and warrants and “if converted” method for convertible notes. Under the treasury stock method, options and warrants are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of basic and diluted earnings per share for the years ended July 31, 2019 and 2018:

	Year Ended	Year Ended
	July 31, 2019	July 31 2018
Numerator:
Net (loss) available to common shareholders	$(490,715)	$(6,433,283)

Denominator:
Weighted average shares – basic and diluted	3,295,591,232	688,162,436

Net (loss) per share – basic and diluted	$(0.00)	$(0.01)

Recent Account Pronouncements

In January 2017, the FASB issued an ASU regarding how goodwill is tested annually. This ASU will simplify the measurement of goodwill which will reduce cost and complexity of the evaluating process. This ASU is effective beginning after December 15, 2019. The adoption of this ASU will not have a material impact on the financial position and results of operations of the Company.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of American applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred recurring losses, does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 – ADVANCE FROM SHAREHOLDERS

For the twelve months ended July 31, 2019 and July 31, 2018, additional advances from shareholders were $100,220 and $201,412, respectively. The Company made payments on these advances amounting to $82,609 and $184,210 for the twelve months ended July 31, 2019 and July 31, 2018, respectively. These advances bear no interest and are due on demand. Total advances from shareholders as of July 31, 2019 and 2018 were $75,135 and $57,524, respectively.

During the twelve months ended July 31, 2018, $20,000 in advances from shareholder was converted to 62,500,000 shares of common stock.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The note is subject to annual interest of 4% and the unpaid principal and the accrued interest are payable in full on January 31, 2018. The holders of the note have agreed to allow the note to be renewed for another year, making the current maturity date January 31, 2020.

Monthly payments are not required on the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. The Company paid $36,476 toward the principal of the loan during the year ended July 31, 2019. As of July 31, 2019, and 2018, the outstanding balance on the note was $435,894 and $472,370, respectively.

Interest expense for the years ended July 31, 2019 and 2018 was $18,895 and $18,895, respectively. During the year ended July 31, 2018, $35,000 of accrued interest was converted to 109,375,000 shares of common stock.

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

The Company has 4,433,279,043 and 2,159,215,077 shares of common stock issued and outstanding as of July 31, 2019 and July 31, 2018, respectively.

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

During the year ended July 31, 2019, Auctus Fund converted 948,644,320 shares of common stock for a principal amount due of $46,200 and settlement of unpaid interest of $6,696, conversion fee of $2,500 and penalty of $10,000. The principal balance of the note as of April 30, 2019 was $82,316. The note went into default as of May 1, 2019.

During the year ended July 31, 2019 and 2018, the Company reserved 168,449,182 and 159,941,858 shares of common stock for Veyo Partners, respectively. This agreement has been terminated and final compensation has been estimated. Fair value of the shares reserved during the year ended July 31, 2018 and 2019 is $291,456 and $16,845, respectively.

During the year ended July 31, 2019, EMA Financial converted 461,683,700 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of July 31, 2019 is $0.

During the year ended July 31, 2019, Power Up Lending converted 705,286,764 shares of common stock for a principal amount due of $83,000 and settlement of unpaid interest of $4,980. The balance of all notes for Power Up as of July 31, 2019 is $0.

During the year ended July 31, 2019, the Company rescinded the 10,000,000 shares of stock compensation issued to The Krueger Group in August 2017. Consequently, the corresponding par value of $10,000 was reclassed to additional paid in capital.

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

a.	Compensation to the Company for the Re-Release will be based on projected gross sales range and royalties for six existing DVD documentaries which will be offered into all distribution markets as a series with a new introduction narrated by Tom Biscardi.

b.	Compensation to the Company for the Distribution of new feature-length films is based on past performance of previous productions with up-front funding and projected royalties over all distribution channels. The film was edited and released in August 2018 through various channels.

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

Net operating losses consist of the following components as of July 31, 2019 and 2018:

	July 31, 2019	July 31, 2018
Net operating loss:
Net operating loss carryover	$3,580,447	$3,215,014
Valuation allowance	(3,580,447)	(3,215,014)
Net operating loss:	$-	$-

A reconciliation of deferred tax assets with income taxes rates computed at the 21% and 39% statutory rate to the income tax recorded as of July 31, 2019 and 2018 is as follows:

	July 31, 2019	July 31, 2018
Net provision for federal income taxes (benefits):
Deferred tax assets	$751,894	$675,153
Valuation allowance	(751,894)	(675,153)
	$-	$-

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended July 31, 2019 and 2018 is set forth below:

	2019	2018
Net loss	$(103,050)	$(2,508,980)
Non-deductible expenses and other	26,309	1,291,675
Effect due to decrease in tax rates	-	1,685,851
Change in valuation allowance	76,741	(468,546)
Benefit from income taxes	$-	$-

As of July 31, 2019, the Company did not pay any income taxes nor have they paid or accrued any taxes from inception through July 31, 2019.

The net federal loss carry-forwards of $3,580,447 and $3,215,014 for the year ended July 31, 2019 and 2018, respectively, will begin to expire in 2034. No tax benefit has been reported in the July 31, 2019 and 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance in the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. The Company has filed taxes for the year ended July 31, 2019. All of the Company’s income tax years remained open for examination by taxing authorities.

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

During the years ended July 31, 2018 the Company issued to Veyo Partners LLC 41,111,111 shares of common stock as partial compensation for the monthly fee of $10,000 resulting in professional fees of $21,000. The Company also accrued $69,000 for services provided from November 2017 through July 2018.

The Company recorded the issuance of 159,941,858 shares of common stock during the year ended July 31, 2018 as base fee for consulting services, with total value of $291,456. The Company increased this to 168,449,182 shares of common stock as of July 31, 2019 as the base fee for consulting services, with a total value of $16,845. The Company also accrued $120,000 in professional fees during the year ended July 31, 2019. The agreement was terminated on October 23, 2019. Additional fees will be accrued for 90 days following the termination of the agreement.

NOTE 10 – CONVERTIBLE NOTES

On January 19, 2017, the Company issued a convertible promissory note in the amount of $62,500 to EMA Financial, LLC, a Delaware limited liability company. This convertible note is due and payable January 19, 2018, has an interest rate of 10% and is convertible to common stock of the Company at a conversion price equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading immediately preceding the closing date of this note, and (ii) 50% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price. The note may be prepaid at 135% - 145% of outstanding principal balance. The note became convertible on May 23, 2017 and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. During the year ended July 31, 2018, EMA Financial converted 260,595,950 shares of common stock for a reduction in the principal amount due of $50,240. The note went into default as of January 19, 2018. Penalties in the amount of $45,232 were assessed upon default of the note during the year ended July 31, 2018.

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. As of the Effective Date, interest will accrue on the January 2017 Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this settlement agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market as defined in the January 2017 Note during the twenty-five (25) consecutive Trading Days as defined in the January 2017 Note immediately preceding the Conversion Date or the closing bid price, whichever is lower. EMA imposed an additional $2,000 in penalties during the year ended July 31, 2019. A gain on the settlement agreement of $15,042 has been recognized for the year ended July 31, 2019. During the year July 31, 2019, EMA Financial converted 461,683,700 shares of common stock for a principal amount due of $40,000, settlement of unpaid interest of $2,063, and penalty of $2,000. Balance of principal on the note as of July 31, 2018 and July 31, 2019 was $55,042 and $0, respectively.

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

Outstanding note principal and interest accrued thereon can be converted in whole, or in part, at any time by Auctus Fund, LLC after the issuance date into an equivalent of the Company’s common stock at a conversion price equal to the lower of: (i) 50% multiplied by the lowest trading price of the common stock during the previous twenty-five (25) trading day period prior to the date of the note and (ii) 50% of the lowest trading price of the common stock during the twenty-five (25) trading day period prior to the conversion date. The Company may prepay the amounts outstanding to Auctus Fund at any time up to the 180th day following the issue date of this note by making a payment to the note holder of an amount in cash equal to 135% to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this note plus (x) accrued and unpaid interest on the unpaid principal amount of this note plus (y) default interest, depending on the time of prepayment. During the year ended July 31, 2018, Auctus Fund converted 348,248,299 shares of common stock for a principal amount due of $59,348 and settlement of unpaid interest of $7,074, and penalty of $5,000. During the year ended July 31, 2019, Auctus Fund converted 110,289,820 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83, and penalty of $10,000. Auctus imposed additional penalties of $364 during the year ended July 31, 2019. The note went into default November 18, 2017, Auctus Fund assessed penalties totaling $20,000 for default and sub-penny penalties. As part of settlement negotiations, Auctus Fund agreed to forgive $5,000 of the penalties assessed during the year ended July 31, 2018. Balance of the note as of July 31, 2019 and 2018 was $0 and $13,152, respectively.

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

On July 5, 2018, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Power Up Lending (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $53,000 (the “Note”), for an aggregate purchase price of $53,000. The Note matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date. The note became convertible on January 1, 2019 and the variable conversion feature with a fair value of $36,334 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge to debt discount. During the year ended July 31, 2019, Power Up Lending converted 468,166,666 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of the July 2018 note as of July 31, 2018 and July 31, 2019 is $53,000 and $0, respectively.

On August 3, 2018, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Power Up Lending (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $30,000 (the “Note”), for an aggregate purchase price of $30,000. The Company received $27,000 in cash for this note and recorded $3,000 as issuance cost. The August 2018 Note matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 30, 2019 at the conversion price equal to 58% of the lowest sale price for the common stock during the 15 consecutive trading days ending on the latest complete Trading Day prior to the conversion date. The note became convertible on January 30, 2019 and the variable conversion feature with a fair value of $20,936 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge to debt discount. During the year ended July 31, 2019, Power Up Lending converted 237,120,098 shares of common stock for a principal amount due of $30,000 and settlement of unpaid interest of $1,800. The balance of the Note as of July 31, 2019 is $0.

On August 1, 2018, the Company entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with Auctus Fund LLC (the “Investor”), pursuant to which the Company sold to the Investor convertible promissory note in the principal amount of $110,000 (the “Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The Second August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature with a fair value of $216,164 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $115,000 to debt discount and $101,164 to day one loss on derivative. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. During the year ended July 31, 2019, Auctus converted 838,354,500 shares of common stock for a principal amount due of $42,684, conversion fee of $2,500 and unpaid interest of $6,613. The outstanding balance of principal on the second August 2018 note as of July 31, 2019 is $82,316. As of May 1, 2019, the note went into default resulting in a default interest rate of 24%. The Company is pursuing options to pay off the note to prevent further conversions.

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC for a principal sum of $165,000 to be requested in installments. The first installment of $28,500 was received for the principal of $33,000 on March 1st, 2019. The note is subject to interest rate of 8% and matures in February 2020. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The note is convertible on issuance date and the variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to day one loss on derivative. On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 18,857,142 shares of common stock. The warrants have an exercise price of $0.0035 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. The outstanding balance of the principal on the note as of July 31, 2019 is $33,000.

In connection with the above notes, during the year ended July 31, 2019 and 2018, the Company paid deferred financing costs totaling to $17,500 and $6,000, respectively, which were recorded as a discount to the notes. During the years ended July 31, 2019 and 2018, the Company also recognized a debt discount of $200,770 and $55,614 resulting from the embedded conversion option derivative liability. The debt discount is amortized over the term of the note. Total amortization expense for the years ended July 31, 2019 and 2018 amounted to $200,107 and $173,405, respectively. Unamortized discount as of July 31, 2019 and 2018 amounted to $18,163 and $0, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Sara Reynolds has held the positions of Director, CFO, Secretary and Treasurer of the Company and its subsidiary since November 2015. During that time, she has provided accounting and advisory services without a compensation agreement and has not received compensation for any of the work performed. The Company has no compensated employees, nor do the Officers have employment or consulting contracts. C. Thomas Biscardi III was compensated for leading the team during the expeditions. He was classified as contract labor and issued a 1099 to report his compensation for services. His compensation is recorded in expedition expenses.

NOTE 12 – SUBSEQUENT EVENTS

On August 1, 2019, Auctus Fund LLC issued a conversion notice for the loan executed on August 1, 2018 to the Company for 204,833,900 shares of common stock for a principal reduction of $2,917, interest of $4,776 and fees of $500.

On September 5, 2019, Crown Bridge Partners Fund LLC issued a conversion notice for the loan executed February 25, 2019 to the Company for 215,000,000 shares of common stock for a principal reduction of $6,775 and fees of $750.

On September 23, 2019, the Company entered into a convertible promissory note with KinerjaPay Corp. for an aggregate purchase price of $20,000. The Note matures on March 23, 2020, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of common stock at the conversion rate equal to 50% multiplied by the Market Price. “Market Price” means the average of the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”.

On October 31, 2019, the Board of Directors authorized an increase in the authorized stock to 500,000,000 shares Preferred Series A and 19,500,000,000 shares common stock.

On October 31, 2019, pursuant to the Certificate of Designation, the Company authorized 500,000,000 shares of the Series A Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series A Convertible Preferred Stock shall be converted into 24 shares of common stock. The Board voted to award Tom Biscardi 500,000,000 shares of Preferred Series A stock, of which 50,000,000 shares of Series A convertible preferred stock were issued in exchange for $50,000 of the debt and 450,000,000 shares of Series A convertible preferred stock were issued as compensation for his long service to the Company. We determined the fair value of the restricted stock as of the issuance date based on the market price of $0.0001 for common stock with 1 share of Series A Preferred Stock convertible to 24 shares of common stock, resulting in a fair value of $0.0024 per share. Thus the fair value for 50,000,000 and 450,000,000 shares of Series A Convertible Preferred Stock is $120,000 and $1,080,000, respectively as of October 31, 2019.

On November 8, 2019, 178,000,000 shares of Preferred Series A Convertible stock were converted to 4,272,000,000 shares of common stock.

