Form 10-Q
period 2019-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2019-12-26
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36877

Bigfoot Project Investments Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4041 East Sunset Blvd, Henderson, NV	89014
(Address of principal executive offices)	(Zip Code)

816-304-2686

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 19, 2019 was 8,796,721,903 shares.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED OCTOBER 31, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Balance Sheets

As of October 31, 2019, and July 31, 2019

(Unaudited)

	October 31, 2019	July 31, 2019
ASSETS

Current Assets
Cash	$462	$485
Total current assets	462	485

Fixed Assets
Equipment, net	1,070	1,181
Total Fixed Assets	1,070	1,181

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$1,532	$1,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$324,418	$292,739
Advance from shareholders	70,283	75,135
Accrued Interest	90,131	88,640
Convertible Debt (net of unamortized discount)	98,751	97,153
Derivative Liability	250,236	224,809
Promissory note - related party	426,437	435,894
Total current liabilities	1,260,256	1,214,370

Total Liabilities	1,260,256	1,214,370

Stockholders’ deficit
Preferred stock, $0.001 par value; 500,000,000 shares authorized, 0 shares issued and outstanding as of October 31, 2019 and July 31, 2019	-	-
Common stock, $0.001 par value; 19,500,000,000 shares authorized, 4,853,112,943 and 4,433,279,043 issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	4,853,113	4,433,279
Additional paid in capital	4,802,889	5,190,011
Accumulated deficit	(10,914,726)	(10,835,994)
Total stockholders’ deficit	(1,258,724)	(1,212,704)

Total liabilities & stockholders’ deficit	$1,532	$1,666

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018

Revenue	$438	$263

Operating expenses:
Professional fees	35,887	72,577
Expedition expense	-	13,233
General and administrative	1,680	5,738
Total operating expenses	37,567	91,548

Net loss from operations	(37,129)	(91,285)

Other Income (Expense)
Gain on Settlement	-	15,042
Derivative Gain	97	169,549
Interest Expense	(41,700)	(47,684)
Total Other Income (Expense)	(41,603)	136,907

Net income (loss)	$(78,732)	$45,622

Basic income (loss) per share	$0.00	$(0.02)
Diluted loss per shares	$0.00	$(0.02)

Weighted average shares outstanding	4,769,501,771	2,256,803,690
Fully diluted weighted average shares	5,696,991,128	3,677,126,944

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018

Cash flow from operating activities:
Net income (loss)	$(78,732)	$45,622
Stock based compensation	-	8,647
Gain (loss) on derivative liability	25,593	(169,549)
Amortization of debt discount	10,911	27,148
Depreciation	111	443
Gain on debt settlement	-	(15,042)
Debt penalties	-	15,364
Change in operating liabilities:
Accounts Payable	31,679	38,385
Accrued Interest	4,724	4,724
Net cash used in operating activities	(5,714)	(44,258)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	-
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds for Advances from shareholders	1,159	4,759
Payments on Advances from shareholders	(6,011)	(36,284)
Payments on Promissory Note	(9,457)	(36,476)
Proceeds from Convertible Notes	20,000	127,000
Net cash provided by financing activities	5,691	58,999

Net increase (decrease) in cash	(23)	14,741
Cash at beginning of period	485	587
Cash at end of period	$462	$15,328

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	-
Cash paid for interest expense	$-	-

Non-cash Transactions
Common stock issued for debt conversion	$419,834	13,599
Settlement of derivative liability	$116,328	59,079
Recognition of derivative debt discount	$23,021	115,000

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2019	4,433,279,043	$4,433,279	$5,190,011	$(10,835,994)	(1,212,704)
Stock Issued for Services	-	-	-	-	-
Stock Issued for conversion of debt	419,833,900	419,834	(410,143)	-	9,691
Settlement of derivative liability	-	-	23,021	-	23,021
Net loss for the period	-	-	-	(78,732)	(78,732)

Balance, October 31, 2019	4,853,112,943	$4,853,113	$4,802,889	$(10,914,726)	$(1,258,724)

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2018	2,159,215,077	$2,159,215	$7,044,400	$(10,345,279)	$(1,141,664)
Stock Issued for Services	21,618,534	21,619	(12,972)	-	8,647
Stock Issued for conversion of debt	110,289,820	110,290	(96,691)	-	13,599
Settlement of derivative liability	-	-	59,079	-	59,079
Net income for the period	-	-	-	45,622	45,622
Balance, October 31, 2018	2,291,123,431	$2,291,124	$6,993,816	$(10,299,657)	$(1,0147,717)

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

The accompanying unaudited interim financial statements have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2019 filed on SEC website on December 9, 2019.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We adopted Topic 606 for the year ended July 31, 2019 using the modified retrospective transition method. We recognized the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations, which were not broken down by revenue stream or geographic areas since the Company only sells within the United States and has only one revenue stream.

During the three months ended October 31, 2019 and 2018, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor. The Company generated revenues from contracted sources of $438 and $263 for the three months ended October 31, 2019 and 2018, respectively.

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

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2018 and July 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability July 31, 2018	$351,492	$-	$-	$351,492
Total July 31, 2018	351,492			351,492
Embedded conversion derivative liability October 31, 2018	237,864	-	-	237,864
Total October 31, 2018	$237,864	$-	$-	$237,864

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2019 and July 31, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability July 31, 2019	$177,746	$-	$-	$177,746
Warrant derivative liability	47,063			47,063
Total July 31, 2019	224,809			224,809
Embedded conversion derivative liability October 31, 2019	203,173	-	-	203,173
Warrant derivative liability	47,063			47,063
Total October 31, 2019	$250,236	$-	$-	$250,236

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$351,492
Reclass to equity due to conversion	(59,079)
Fair value of derivative liability at issuance charged to debt discount	115,000
Fair value of derivative liability at issuance charged to derivative loss	101,164
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(213,465)
Balance at October 31, 2018	$237,864

Balance at July 31, 2019	224,809
Fair value of derivative liability at issuance charged to debt discount	20,000
Fair value of derivative liability at issuance charged to derivative loss	42,518
Reclass to equity due to conversion	(16,994)
Change in value of warrant derivative liability	(-)
Unrealized derivative gain included in other expense	(20,097)
Balance at October 31, 2019	$250,236

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

The Company’s derivative instruments were valued using the Lattice model (for convertible notes) based on a probability weighted discounted cash flow model, and the Montel Carlo model (for tainted warrants) based on a multipath random event model. For the three months ended October 31, 2019, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.00009 to $0.00010; b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 56.34% to 72.65%; c) projected volatility of 309.5% to 479.8%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended October 31, 2019 and 2018:

	Period Ended October 31, 2019	Period Ended October 31, 2018

Numerator:
Net Income (loss) available to common shareholders	$(78,732)	$45,622
Net Income (loss) available to common shareholders adjusted for potential impact of the conversion of convertible notes outstanding	$(140,501)	(81,415)

Denominator:
Weighted average shares – basic	4,769,501,774	2,256,803,690
Plus: Incremental shares from convertible debt	1,200,489,354	1,420,323,254
Weighted average shares - diluted	5,696,991,128	3,677,126,944

Net Income (loss) per share – basic	$0.00	$(0.02)
Net loss per shares – diluted	$(0.00)	$(0.02)

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

In the quarter ended October 31, 2019, additional advances from shareholders were received in the amount of $1,159. The Company made payments on these advances amounting to $6,011. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2019 were $75,135 and as of October 31, 2019 were $70,283.

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

The interest rate stated on the note is 4.0% (four percent). Monthly payments are not required in the note; however, the note does contain a prepayment clause that allows for payments to be made prior to the due date with no detrimental effects. As of October 31, 2019, and July 31, 2019, the outstanding balance on the note was $426,437 and $435,894.

Interest expense for the three months ended October 31, 2019 and 2018 was $4,724 and $4,724.

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

The Company has 4,853,112,943 and 4,433,279,043 shares of common stock issued and outstanding as of October 31, 2019 and July 31, 2019, respectively.

During the three months ended October 31, 2019, the Board of Directors with the consent of majority shareholders authorized an increase in the authorized stock to 500,000,000 shares Preferred Series A and 19,500,000,000 shares common stock.

On October 31, 2019, pursuant to the Certificate of Designation, the Company authorized 500,000,000 shares of the Series A Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series A Convertible Preferred Stock shall be converted into 24 shares of common stock. The Board voted to award the CEO Carmine T. Biscardi 500,000,000 shares of Preferred Series A stock, of which 50,000,000 shares of Series A convertible preferred stock were issued in exchange for $50,000 of the debt and 450,000,000 shares of Series A convertible preferred stock were issued as compensation for his long service to the Company. We determined the fair value of the restricted stock as of the issuance date based on the market price of $0.0001 for common stock with 1 share of Series A Preferred Stock convertible to 24 shares of common stock, resulting in a fair value of $0.0024 per share. Thus, the fair value for 50,000,000 and 450,000,000 shares of Series A Convertible Preferred Stock is $120,000 and $1,080,000, respectively as of October 31, 2019.

During the three months ended October 31, 2019, Auctus Fund LLC issued a conversion notice for the loan executed on August 1, 2018 to the Company for 204,833,900 shares of common stock for a principal reduction of $2,917, interest of $4,776 and fees of $500.

During the three months ended October 31, 2019, Crown Bridge Partners Fund LLC issued a conversion notice for the loan executed February 25, 2019 to the Company for 215,000,000 shares of common stock for a principal reduction of $6,775 and fees of $750.

During the three months ended October 31, 2018, the Company reserved 21,618,534 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of October 31, 2018 is $8,647.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – DISTRIBUTION AGREEMENTS

The Company entered into a Distribution Agreement on September 2, 2017 with the Bosko Group LLC providing them a non-exclusive right to market the sales of the Company’s DVD’s. The Distribution Agreement requires the Company to pay the Bosko Group LLC ten percent (10%) of the selling price of the DVD’s sold. This agreement remained in effect for a period of 4 years and has been automatically renewed for an additional 4 years with no limit on the number of times the agreement may be automatically renewed, unless either party gives notice to the other of its desire to terminate the Agreement at least sixty (60) days before expiration of the original or renewal term.

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

On August 9, 2018, the Company and EMA Financial (“EMA”) negotiated a settlement agreement for the January 2017 Note. In the settlement agreement EMA agreed to accept the amount of $40,000 as the current outstanding balance of the January 2017 Note as of the Effective Date. As of the Effective Date, interest will accrue on the January 2017 Note at a rate of ten percent (10%) per annum, unless the Company breaches any provision or representation in this settlement agreement, or an additional Event of Default occurs. In the event of default, the conversion price discount shall revert to a 50% discount of either the lowest sale price for the Common Stock on the Principal Market as defined in the January 2017 Note during the twenty-five (25) consecutive Trading Days as defined in the January 2017 Note immediately preceding the Conversion Date or the closing bid price, whichever is lower. A gain on the settlement agreement of $15,042 has been reported on the period ended October 31, 2018. Balance of principal on the note as of July 31, 2018 and October 31, 2018 was $55,042 and $40,000, respectively. Balance of principal on the note as of July 31, 2019 and October 31, 2019 was $0 and $0, respectively.

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

On July 5, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $53,000 (the “July 2018 Note”), for an aggregate purchase price of $53,000. The July 2018 Note matures on April 30, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 1, 2019, at the conversion price equal to 58% of the lowest trading price of the common stock during the 15 trading day period prior to the conversion date. The balance of the July 2018 note as of July 31, 2018 and October 31, 2018 is $53,000 and $53,000, respectively. The balance of the July 2018 note as of July 31, 2019 and October 31, 2019 is $0 and $0, respectively.

On August 3, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $30,000 (the “August 2018 Note”), for an aggregate purchase price of $30,000. The Company received $27,000 in cash for this note and recorded $3,000 as issuance cost. The August 2018 Note matures on May 15, 2019, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock on January 30, 2019 at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 58% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. The balance of principal on the August 2018 Note as of October 31, 2018 is $30,000. The balance of the principal on the August 2018 Note as of July 31, 2019 and October 31, 2019 is $0 and $0, respectively.

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “Second August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The Second August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The balance of principal on the second August 2018 note as of October 31, 2018 is $125,000. The balance of principal on the second August 2018 Note as of July 31, 2019 and October 31, 2019 is $82,314 and $79,399, respectively.

On September 23, 2019, the Company entered into a convertible promissory note with KinerjaPay Corp. for an aggregate purchase price of $20,000. The Note matures on March 23, 2020, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of common stock at the conversion rate equal to 50% multiplied by the Market Price. “Market Price” means the average of the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The balance of principal on the September 23, 2019 note as of October 31, 2019 is $20,000.

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

In the three months ended October 31, 2019, the Company recorded amortization of debt discount in the amount of $34,917. Unamortized discount as of October 31, 2019 amounted to $35,035.

NOTE 8 - SUBSEQUENT EVENTS

On November 4, 2019, 500,000,000 shares of Preferred Series A Convertible stock were issued to the CEO Carmine T. Biscardi as authorized by the Board meeting during the period ended October 31, 2019.

On November 8, 2019, 178,000,000 shares of Preferred Series A Convertible stock were converted to 4,272,000,000 shares of common stock.

On November 13, 2019, the CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Corporation and Joseph Cellura to sell 322,000,000 shares of Preferred Series A Convertible stock and 4,500,820,000 shares of common stock. This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding).

On December 9, 2019, the standing Board of Directors held a meeting and elected a new officers and Board of Directors. All Officers will also serve on the Board of Directors.

On December 13, 2019, the Company by vote of majority shareholders and unanimous consent of the Board, approved a 100,000 to 1 reverse stock split.

On December 16, 2019, the Company filed with the State of Nevada a Certificate of Change registering the 100,000 to 1 reverse stock split for both Preferred Series A Convertible stock and common stock.

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

RESULTS OF OPERATIONS

During the three months ended October 31, 2019, we generated revenue of $438. During the three months ended October 31, 2018, we generated revenue of $263.

Operating expenses during the three months ended October 31, 2019 were $37,567. Operating expenses during the three months ended October 31, 2018 were $91,285. Operating expenses for the three months ended October 31, 2019 consisted of professional fees of $35,887, and general and administrative fees of $1,680. Operating expenses for the three months ended October 31, 2018 consisted of professional fees of $72,577, expedition expense of $13,233 and general and administrative fees of $5,738. Expenses decreased during 2019 mainly due to the termination of advisory agreement with Veyo Partners and ceasing of expeditions.

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

Liquidity and Capital Resources

As of October 31, 2019, we had $462 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended October 31, 2019 and 2018:

	Period Ended October 31, 2019	Period Ended October 31, 2018
Net cash used in operating activities	$(5,714)	$(44,258)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,691	58,999
Net increase (decrease) in Cash	(23)	14,741
Cash, beginning	485	587
Cash, ending	$462	$15,328

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

Operating activities

Net cash used in operating activities was $5,714 for the period ended October 31, 2019, as compared to $44,258 used in operating activities for the period ended October 31, 2018.

Investing activities

Net cash used in investing activities was $0 for the period ended October 31, 2019, as compared to $0 used in investing activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2019 was $5,691 as compared to $58,999 for the same period of 2018.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings during the three months ended October 31, 2019 and to our knowledge, there are currently no legal proceedings, inquiry or investigation, before any court, public board, government entity, self-regulatory organization or body pending, to which we are a party, which could have a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the three-month period ended October 31, 2019 a total of 419,833,900 shares were issued for conversion of debt. During the three months ended October 31, 2018, the Company reserved 21,618,534 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended October 31, 2019.

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

BIGFOOT PROJECT INVESTMENTS, INC.

Date: December 26, 2019	By:	/s/ Joseph Cellura
Joseph Cellura
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

