Form 10-Q/A
period 2019-10-31
BIGFOOT PROJECT INVESTMENTS INC
filed 2020-01-02
CIK 1569568

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

(816) 304-2686

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 30, 2019 was 8,796,721,903 shares.

EXPLANATORY NOTE: The Company’s previously issued financial statements contained in the Company’s report on Form 10-Q for the quarterly period ended October 31, 2019 (“Quarterly Report”) filed on December 26, 2019 were not reviewed by the Company’s independent registered public accounting firm in accordance with the rules and regulations of the Securities and Exchange Commission and thus are deemed substantially deficient. Therefore, the Company is filing this amended 10Q with the reviewed numbers.

BIGFOOT PROJECT INVESTMENTS INC.

QUARTERLY PERIOD ENDED OCTOBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Balance Sheets

As of October 31, 2019, and July 31, 2019

(Unaudited)

	October 31, 2019	July 31, 2019
ASSETS

Current Assets
Cash	$462	$485
Total current assets	462	485

Fixed Assets
Equipment, net	1,070	1,181
Total Fixed Assets	1,070	1,181

Other Assets
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	-	-

Total Assets	$1,532	$1,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$300,229	$292,739
Advance from shareholders	70,283	75,135
Accrued Interest	90,130	88,640
Convertible Debt (net of unamortized discount)	98,751	97,153
Derivative Liability	250,236	224,809
Promissory note - related party	376,438	435,894
Total current liabilities	1,186,067	1,214,370

Total Liabilities	1,186,067	1,214,370

Series A Convertible Preferred stock, $0.001 par value; 500,000,000 shares authorized, 500,000,000 and 0 shares issued and outstanding as of October 31, 2019 and July 31, 2019, respectively (Liquidation value of $500,000 as of October 31, 2019)	1,200,000	-

Stockholders’ deficit
Common stock, $0.001 par value; 19,500,000,000 shares authorized, 4,853,112,943 and 4,433,279,043 issued and outstanding as of October 31, 2019 and July 31, 2019, respectively	4,853,113	4,433,279
Additional paid in capital	4,802,889	5,190,011
Accumulated deficit	(12,040,537)	(10,835,994)
Total stockholders’ deficit	(2,384,535)	(1,212,704)

Total liabilities & stockholders’ deficit	$1,532	$1,666

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018

Revenue	$438	$263

Operating expenses:
Professional fees	11,698	72,577
Expedition expense	-	13,233
General and administrative	1,081,680	5,738
Total operating expenses	1,093,378	91,548

Net loss from operations	(1,092,940)	(91,285)

Other Income (Expense)
Gain (loss) on settlement of debt	(70,000)	15,042
Derivative gain (loss)	(22,421)	169,549
Interest expense	(19,182)	(47,684)
Total Other Income (Expense)	(111,603)	136,907

Net income (loss)	$(1,204,543)	$45,622

Basic income (loss) per common share	$(0.00)	$0.00
Diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	4,770,420,635	2,256,803,690
Weighted average common shares outstanding - diluted	4,770,420,635	3,677,126,944

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018

Cash flow from operating activities:
Net income (loss)	$(1,204,543)	$45,622
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	1,080,000	8,647
(Gain) loss on derivative liability	22,421	(169,549)
Amortization of debt discount	11,290	27,148
Depreciation	111	443
(Gain) loss on settlement of debt	70,000	(15,042)
Debt penalties	-	15,364
Change in operating liabilities:
Accounts Payable	7,490	38,385
Accrued Interest	7,516	4,724
Net cash used in operating activities	(5,715)	(44,258)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	-
Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds for Advances from shareholders	1,159	4,759
Payments on Advances from shareholders	(6,011)	(36,284)
Payments on Promissory Note	(9,456)	(36,476)
Proceeds from Convertible Notes	20,000	127,000
Net cash provided by financing activities	5,692	58,999

Net increase (decrease) in cash	(23)	14,741
Cash at beginning of period	485	587
Cash at end of period	$462	$15,328

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	-
Cash paid for interest expense	$-	-

Non-cash Transactions
Common stock issued for debt conversion	$15,718	13,599
Preferred stock issued for settlement of debt	$50,000	-
Settlement of derivative liability	$16,994	59,079
Recognition of derivative debt discount	$20,000	115,000

See accompanying notes to unaudited consolidated financial statements

BIGFOOT PROJECT INVESTMENTS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, July 31, 2019	4,433,279,043	$4,433,279	$5,190,011	$(10,835,994)	$(1,212,704)
Stock Issued for Services	-	-	-	-	-
Stock Issued for conversion of debt	419,833,900	419,834	(404,116)	-	15,718
Settlement of derivative liability	-	-	16,994	-	16,994
Net loss for the period	-	-	-	(1,204,543)	(1,204,543)
Balance, October 31, 2019	4,853,112,943	$4,853,113	$4,802,889	$(12,040,537)	$(2,384,535)

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

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of October 31, 2019 and July 31, 2019:

As of July 31, 2019	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$177,746	$-	$-	$177,746
Warrant derivative liability	47,063	-		47,063
Total as of July 31, 2019	$224,809	$-	$-	$224,809

As of October 31, 2019
Embedded conversion derivative liability	$203,173	$-	$-	$203,173
Warrant derivative liability	47,063	-	-	47,063
Total as of October 31, 2019	$250,236	$-	$-	$250,236

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance charged to debt discount	115,000
Fair value of derivative liability at issuance charged to derivative loss	101,164
Reclass to equity due to conversion	(59,079)
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(213,465)
Balance at October 31, 2018	$237,864

Balance at July 31, 2019	$224,809
Fair value of derivative liability at issuance charged to debt discount	20,000
Fair value of derivative liability at issuance charged to derivative loss	22,518
Reclass to equity due to conversion	(16,994)
Unrealized derivative gain included in other expense	(97)
Balance at October 31, 2019	$250,236

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

The following is a reconciliation of basic and diluted earnings per share for the three months ended October 31, 2019 and 2018:

	Period Ended October 31, 2019	Period Ended October 31, 2018

Numerator:
Net income (loss) available to common shareholders	$(1,204,543)	$45,622
Net income (loss) available to common shareholders adjusted for potential impact of the conversion of convertible notes outstanding	$(1,204,543)	(81,415)

Denominator:
Weighted average common shares outstanding – basic	4,770,420,635	2,256,803,690
Plus: Incremental shares from convertible debt	-	1,420,323,254
Weighted average common shares outstanding - diluted	4,770,420,635	3,677,126,944

Net income (loss) per common share – basic	$(0.00)	$0.00
Net loss per common share – diluted	$(0.00)	$(0.00)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which affects any entity that enters into a lease (as that term is defined in ASU 2016-02), with some specified scope exceptions. The main difference between the guidance in ASU 2016-02 and current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. The Company adopted Topic 842 on August 1, 2019. The adoption of Topic 842 did not have any impact on the company’s financial statements.

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

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the quarter ended October 31, 2018, additional advances from shareholders were received in the amount of $4,759. The Company made payments on these advances amounting to $36,284. These advances bear no interest and are due on demand. The total advances from shareholders as of October 31, 2018 were $25,999.

In the quarter ended October 31, 2019, additional advances from shareholders were received in the amount of $1,159. The Company made payments on these advances amounting to $6,011. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2019 were $75,135 and as of October 31, 2019 were $70,283.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Bigfoot Project Investments, Inc. executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The note is subject to annual interest of 4%. The unpaid principal and the accrued interest are payable in full on January 31, 2018.

The holder of the note has agreed to allow the note to be renewed for another year making the current maturity date, January 31, 2020. The Company was able to pay $36,476 toward the principal of the loan during the period ended October 31, 2018. The Company was able to pay $9,456 towards the principal of the loan during the period ended October 31, 2019. The Company also issued 50,000,000 shares of Series A Convertible Preferred stock in exchange for $50,000 of principal on the note. As of October 31, 2019, and July 31, 2019, the outstanding balance on the note was $376,438 and $435,894, respectively.

Interest expense for the three months ended October 31, 2019 and 2018 was $4,724 and $4,724, respectively.

NOTE 5 – EQUITY

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

During the three months ended October 31, 2019, Auctus Fund LLC (“Auctus Fund”) issued a conversion notice for the loan executed on August 1, 2018 to the Company for 204,833,900 shares of common stock for a principal reduction of $2,917, interest of $4,776 and fees of $500.

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

During the three months ended October 31, 2018, the Company issued to Auctus Fund 110,289,820 shares of common stock to convert the principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000.

Warrants

On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 18,857,142 shares of common stock. The warrants have an exercise price of $0.0035 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. During the three months ended October 31, 2019, no warrants were granted, forfeited, expired or cancelled. As of October 31, 2019, there were 18,857,142 warrants outstanding with a weighted average exercise price of $0.0035, a weighted average remaining of 4.3 years and intrinsic value of zero.

Series A Convertible Preferred Stock

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

The Series A Convertible Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Conversion – Each share of Preferred Stock, is convertible at the option of the holder into twenty-four shares of common stock, subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the Preferred Stock. The outstanding shares of Preferred Stock can be converted into common stock upon the request of the holding shareholder.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $0.001 (as adjusted, as defined), plus all declared but unpaid dividends.

Contingent redemption - In the event that a Mandatory Redemption Event (as defined below) occurs, each Holder shall have the right to have all or any portion of the Preferred Shares held by such Holder redeemed by the Company (a “Mandatory Redemption”) at the Mandatory Redemption Price. The “Mandatory Redemption Price” shall be equal to the Liquidation Preference of the Preferred Shares being redeemed multiplied by one hundred and twenty five percent (125%) in same day funds. In order to exercise its right to effect a Mandatory Redemption, a Holder must deliver a written notice (a “Mandatory Redemption Notice”) to the Company at any time on or before the Business Day following the day on which such event is no longer continuing.

(i) the Company fails for any reason (including without limitation as a result of not having a sufficient number of shares of Common Stock authorized and reserved for issuance, or as a result of the limitation contained in the stock designation, or due to voluntary action undertaken by the Company or a failure by the Company to take action, to issue shares of Common Stock to a Holder and deliver certificates representing such shares to such Holder as and when required by the provisions hereof upon Conversion of any Preferred Shares, and such failure continues for ten (10) Business Days;

(ii)  the Company breaches, in a material respect, due to voluntary action undertaken by the Company or a failure by the Company to take action, any covenant or other material term or condition of the Preferred Stock, or any other agreement, document, certificate or other instrument delivered in connection with the transactions contemplated thereby, and such breach continues for a period of five (5) Business Days after written notice thereof to the Company from a Holder;

(iii) any material representation or warranty made by the Company in any agreement, document, certificate or other instrument delivered in connection with the transactions contemplated hereby or thereby is inaccurate or misleading in any material respect as of the date such representation or warranty was made due to voluntary action undertaken by the Company or a failure by the Company to take action.

The Board voted to award the CEO Carmine T. Biscardi 500,000,000 shares of Preferred Series A stock, of which 50,000,000 shares of Series A convertible preferred stock were issued in exchange for $50,000 of the debt and 450,000,000 shares of Series A convertible preferred stock were issued as compensation for his long service to the Company. We determined the fair value of the preferred stock as of the issuance date based on the market price of $0.0001 for common stock with 1 share of Series A Preferred Stock convertible to 24 shares of common stock, resulting in a fair value of $0.0024 per share. Thus, the fair value for 50,000,000 and 450,000,000 shares of Series A Convertible Preferred Stock is $120,000 and $1,080,000, respectively. The Company recognized a loss on settlement of debt of $70,000 and stock-based compensation of $1,080,000 for the above-mentioned preferred stock issuances, during the three months ended October 31, 2019. Due to the Preferred Stock's contingent redemption feature, the Series A Convertible Preferred Stock are reported as temporary equity in the consolidated balance sheet.

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

BIGFOOT PROJECT INVESTMENTS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – CONVERTIBLE NOTES

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with an investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The August 2018 Note has an outstanding balance as of October 31, 2019 of $79,399, is in default and subject to annual interest of 24%.

On September 23, 2019, the Company entered into a convertible promissory note with KinerjaPay Corp. for an aggregate purchase price of $20,000. The Note matures on March 23, 2020, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of common stock at the conversion rate equal to 50% multiplied by the Market Price. “Market Price” means the average of the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The variable conversion feature was accounted for as a derivative liability under ASC 815, resulting in the recognition of a discount of $20,000 on the issuance date. The balance of principal on the September 23, 2019 note as of October 31, 2019 is $20,000.

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC for a principal sum of $165,000 to be requested in installments. The first installment of $28,500 was received for the principal of $33,000 on March 1st, 2019. The note is subject to interest rate of 8% and matures in February 2020. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The note is convertible on issuance date and the variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to day one loss on derivative. On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 18,857,142 shares of common stock. The warrants have an exercise price of $0.0035 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. The outstanding balance of the principal on the note as of July 31, 2019 and October 31, 2019, is $33,000 and $26,225, respectively.

In the three months ended October 31, 2019 and 2018, the Company recorded amortization of debt discount in the amount of $11,290 and $27,148, respectively. Unamortized discount as of October 31, 2019 amounted to $26,873.

NOTE 8 - SUBSEQUENT EVENTS

On November 8, 2019, 178,000,000 shares of Series A Convertible Preferred stock were converted to 4,272,000,000 shares of common stock.

On November 13, 2019, the CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Company and Joseph Cellura to sell 322,000,000 shares of Preferred Series A Convertible stock and 4,500,820,000 shares of common stock. This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) to these parties, effective November 27, 2019.

On December 13, 2019, the Company by vote of majority shareholders and unanimous consent of the Board, approved a 100,000 to 1 reverse stock split. On December 16, 2019, the Company filed with the State of Nevada a Certificate of Change registering the 100,000 to 1 reverse stock split for each class of stock. The reverse stock split has not yet been approved by FINRA.

On December 27, 2019, the Company designated two new classes of preferred stock: Series F Convertible Preferred with 40,000,000 shares authorized at $0.001 par value and Series T Convertible Preferred with 37,500,000 shares authorized at $0.001 par value. No shares of either class of new preferred stock were issued at the time of this filing.

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

On November 13, 2019, the CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Company and Joseph Cellura to sell 322,000,000 shares of Preferred Series A Convertible stock and 4,500,820,000 shares of common stock. This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) effective November 27, 2019.

On December 9, 2019, the standing Board of Directors held a meeting and elected a new officers and Board of Directors. All newly elected Officers will also serve on the Board of Directors.

RESULTS OF OPERATIONS

During the three months ended October 31, 2019, we generated revenue of $438. During the three months ended October 31, 2018, we generated revenue of $263.

Operating expenses during the three months ended October 31, 2019 were $1,093,378. Operating expenses during the three months ended October 31, 2018 were $91,285. Operating expenses for the three months ended October 31, 2019 consisted of professional fees of $11,698, and general and administrative fees of $1,081,680. Operating expenses for the three months ended October 31, 2018 consisted of professional fees of $72,577, expedition expense of $13,233 and general and administrative fees of $5,738. Expense increase during 2019 was mainly due to the stock compensation issued to the CEO.

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

The following table sets forth a summary of our cash flows for the three months ended October 31, 2019 and 2018:

	Period Ended October 31, 2019	Period Ended October 31, 2018
Net cash used in operating activities	$(5,715)	$(44,258)
Net cash used in investing activities	-	-
Net cash provided by financing activities	5,692	58,999
Net increase (decrease) in Cash	(23)	14,741
Cash, beginning	485	587
Cash, ending	$462	$15,328

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

Operating activities

Net cash used in operating activities was $5,715 for the period ended October 31, 2019, as compared to $44,258 used in operating activities for the period ended October 31, 2018.

Investing activities

Net cash used in investing activities was $0 for the period ended October 31, 2019, as compared to $0 used in investing activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the period ended October 31, 2019 was $5,692 as compared to $58,999 for the same period of 2018.

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

During the three-month period ended October 31, 2019, the Company recorded the authorization to issue 500,000,000 shares of Preferred Series A Convertible stock to the CEO Carmine T. Biscardi for the settlement of $50,000 principal on the promissory note and compensation of $1,080,000.

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

BIGFOOT PROJECT INVESTMENTS, INC.

Date: January 2, 2020	By:	/s/ Joseph Cellura
Joseph Cellura
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

