Form 10-Q
period 2020-01-31
Lord Global Corp
filed 2020-03-20
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36877

Lord Global Corporation

(Exact name of registrant as specified in its charter)

Nevada	45-3942184
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

318 N Carson St., Ste 208, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock, $0.001 par value, outstanding on March 20, 2020 was 50,889 shares.

LORD GLOBAL CORPORATION

QUARTERLY PERIOD ENDED JANUARY 31, 2020

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LORD GLOBAL CORPORATION

Consolidated Balance Sheets

As of January 31, 2020 and July 31, 2019

(Unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Current Assets
Cash	$687	$485

Total current assets	687	485

Fixed Assets
Equipment, net	960	1,181
Total Fixed Assets	960	1,181

Other Assets
Lord Global Goodwill	14,440	-
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	14,440	-

Total Assets	$16,087	$1,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$313,653	$292,739
Advance from shareholders	152,886	75,135
Accrued Interest	90,131	88.640
Convertible Debt (net of unamortized discount)	113,552	97,153
Derivative Liability	231,755	224,809
Promissory note - related party	376,437	435,894
Total current liabilities	1,278,414	1,214,370

Long term liabilities
Convertible Preferred Series A stock, $0.001 par value, 19,500,000 shares authorized, 3,000 and 0 issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	1,200,000	-
Convertible Preferred Series L stock, $0.001 par value, 2,000,000 shares authorized, 1,940,000 and 0 issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	1,940	-
Total long-term liabilities	1,201,940	-

Total Liabilities	2,480,354	1,214,370

Stockholders’ deficit
Preferred series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	1,000	-
Common stock, $0.001 par value; 900,000,000 shares authorized, 51,971 and 44,333 issued and outstanding as of January 31, 2020 and July 31, 2019, respectively	4,853,114	4,433,279
Additional Paid In Capital	4,802,889	5,190,011
Accumulated deficit	(12,121,270)	(10,835,994)

Total stockholders’ deficit	(2,464,267)	(1,212,704)

Total liabilities & stockholders’ deficit	$16,087	$1,666

See accompanying notes to unaudited consolidated financial statements

LORD GLOBAL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019

Revenue	$181	137	$620	$400

Operating expenses:
Professional fees	81,122	76,261	90,920	148,838
Expedition expenses	407	12,779	407	26,012
General and administrative	4,565	12,874	1,086,245	18,612

Total operating expenses	86,194	101,914	1,177,572	193,462

Net loss from operations	(86,013)	(101,777)	(1,176,952)	(193,062)

Other Expense
Gain (loss) on settlement	-	-	(70,000)	15,042
Derivative Gain (Loss)	18,481	22,304	18,578	191,853
Interest Expense	(15,202)	(97,271)	(56,902)	(144,955)
Total Other Income (Expense)	3,279	(74,967)	(108,324)	61,940

Net Loss	$(82,734)	$(176,744)	$(1,285,276)	$(131,122)

Basic and diluted loss per shares	$(1.63)	$(7.25)	$(26.65)	$(5.58)

Weighted average shares outstanding	50,751	24,394	48,223	23,483

See accompanying notes to unaudited consolidated financial statements

LORD GLOBAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	January 31, 2020	January 31, 2019
Cash flow from operating activities:
Net loss	$(1,285,276)	$(131,122)
Depreciation	221	443
Stock based compensation	1,081,000	38,403
(Gain) Loss on derivative liability	60,730	(191,853)
Amortization of debt discount	25,329	100,335
Debt penalties	-	17,364
Loss (gain) on debt settlement	70,000	(15,042)
Change in operating liabilities:
Accounts Receivable	-	-
Inventory	-	-
Accounts Payable	20,914	70,453
Accrued Interest	1,489	9,449
Net cash used in operating activities	(25,593)	(86,435)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	(1,085)
Lord Global Goodwill	(14,440)	-
Net cash used in investing activities	(14,440)	(1,085)

Cash flow from financing activities
Payment on Promissory Note	(59,456)	(36,476)
Proceeds from Convertible Debt	20,000	127,000
Issuance of Preferred Series L for acquisition	1,940	-
Repayment of Advance from shareholders	(96,533)	(63,133)
Proceeds for Advances from shareholders	174,284	74,759
Net cash provided by financing activities	40,235	102,150

Net increase in cash	202	17,939
Cash at beginning of period	485	587
Cash at end of period	$687	$18,526

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	4,198	133,842
Recognition of derivative discount	$38,578	172,270
Settlement of derivative liabilities	$-	$138,822
Cancellation of common stock	$4,501	$47,850

See accompanying notes to unaudited consolidated financial statements

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

A summary of significant accounting policies of Lord Global Corporation (the “Company”), a company organized in the state of Nevada, is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the companying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Lord Global Corporation fka Bigfoot Project Investments Inc. (“we”, “our” the “Company”) was incorporated in the State of Nevada on November 30, 2011. The Company’s mailing address is 318 N Carson St, Suite 208, Carson City, Nevada 89701 and its fiscal year ended July 31. Since inception, the Company has been engaged in organizational efforts and the pursuit of financing. The Company was established as an entertainment investment business.

The Company’s mission is to create exciting and interesting proprietary investment projects. The Company engages in the service of providing services in connection with revenue generating projects. The Company’s competitive advantage is the in-house knowledge of the current Board. The Company will capitalize on the current and future projects through contractual agreements which allow the Company to continue to create and establish strategic alliances with other organizations to create revenue as a stand-alone business.

On November 13, 2019, the CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Company and Joseph Cellura to sell 3,220 shares of Preferred Series A Convertible stock and 45,008 shares of common stock. This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) effective November 27, 2019.

On December 9, 2019, the standing Board of Directors held a meeting and elected a new officers and Board of Directors. All newly elected Officers will also serve on the Board of Directors.

On December 31, 2019, the Company acquired a private Nevada based company named Lord Global Corporation. As part of the acquisition, the Company issued Preferred Series L stock to the shareholders of Lord Global Corporation in exchange for the shares held in proportion to the ownership percentages of the existing shareholders of the private corporation. Upon execution of the agreement, Lord Global Corporation (The private company) became a wholly owned subsidiary of Bigfoot Project Investments Inc.

Subsequent to the acquisition, the Company applied to FINRA for an approval of a reverse stock split, a name change, and a ticker symbol change. FINRA approved the changes on January 28th, 2020 with the new Company name changing to Lord Global Corporation with a ticker symbol of LRDG.

After the acquisition of Lord Global Corporation, the Company affected a reverse stock split of the issued and outstanding Preferred Series A and Common stock at a ratio of 1 for 100,000, (“the Reverse Stock Split”). Unless otherwise noted herein, references to share and per-share amounts give retroactive effect to the Reverse Stock Split.

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

During the six months ended January 31, 2020 and 2019, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor. The Company generated revenues from contracted sources of $438 and $263 for the three months ended October 31, 2019 and 2018, respectively.

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

LORD GLOBAL CORPORATION

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

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of January 31, 2020 and July 31, 2019:

As of July 31, 2019	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$177,746	$-	$-	$177,746
Warrant derivative liability	47,063	-		47,063
Total as of July 31, 2019	$224,809	$-	$-	$224,809

As of January 31, 2020
Embedded conversion derivative liability	$184,691	$-	$-	$184,691
Warrant derivative liability	46,946	-	-	46,946
Total as of January 31, 2020	$250,236	$-	$-	$250,236

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance charged to debt discount	172,270
Fair value of derivative liability at issuance charged to derivative loss	101,164
Reclass to equity due to conversion	(131,693)
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(235,769)
Balance at October 31, 2018	$200,216

Balance at July 31, 2019	$224,809
Fair value of derivative liability at issuance charged to debt discount	20,000
Fair value of derivative liability at issuance charged to derivative loss	18,578
Reclass to equity due to conversion	(16,994)
Unrealized derivative (gain) loss included in other expense	3,843
Balance at January 31, 2020	$250,236

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

The Company’s derivative instruments were valued using the Lattice model (for convertible notes) based on a probability weighted discounted cash flow model, and the Montel Carlo model (for tainted warrants) based on a multipath random event model. For the six months ended January 31, 2020, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.00010 (pre-reverse) to $1.26 (post-reverse); b) projected discount on the conversion price ranging from 40.68% to 70.10% with the notes effectively converting at discounts in the range of 40% to 58%; c) projected volatility of 397.5% to 440.0%; d) probabilities related to default and redemption of the notes during the term of the notes.

For the six months ended January 31, 2019, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.0016 (pre-reverse) to $0.0003 (pre-reverse); b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 38.70% to 65.17%; c) projected volatility of 261.1% to 310.1%; d) probabilities related to default and redemption of the notes during the term of the notes.

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

The following is a reconciliation of basic and diluted earnings per share for the three and six months ended January 31, 2020 and 2019:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Numerator:
Net (loss) available to common shareholders	$(82,734)	$(176,744)	$(1,285,276)	$(131,122)

Denominator:
Weighted average shares – basic and diluted	50,751	24,394	48,223	23,483

Net (loss) per share – basic and diluted	$(1.63)	$(7.25)	$(26,65)	$(5.58)

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

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the six months ended January 31, 2020, additional advances from shareholders were received in the amount of $204,520. The Company made payments on these advances amounting to $174,476. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2019 were $75,135 and as of January 31, 2020 were $152,886.

In the six months ended January 31, 2019, additional advances from shareholders were received in the amount of $74,759. The Company made payments on these advances amounting to $63,133. These advances bear no interest and are due on demand. The total advances from shareholders as of July 31, 2018 were $57,524 and as of January 31, 2019 were $69,150.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Lord Global Corporation executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The note is subject to annual interest of 4%. The unpaid principal and the accrued interest are payable in full on January 31, 2019.

The holder of the note has agreed to allow the note to be renewed for another year making the current maturity date, January 31, 2020. The Company was able to pay $9,456 towards the principal of the loan during the six months ended January 31, 2020. The Company also issued 5,000 shares of Series A Convertible Preferred stock in exchange for $50,000 of principal on the note. As of January 31, 2020, and July 31, 2019, the outstanding balance on the note was $376,437 and $435,894, respectively.

Interest expense for the six months ended January 31, 2020 and 2019 was $4,724 and $9,447, respectively.

NOTE 5 - CAPITAL STOCK

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

The Company has 51,971 and 48,531 shares of common stock issued and outstanding as of January 31, 2020 and July 31, 2019, respectively.

During the three months ended October 31, 2019, the Board of Directors with the consent of majority shareholders authorized an increase in the authorized stock to 500,000,000 shares Preferred Series A and 19,500,000,000 shares common stock.

During the six months ended January 31, 2020, the Board of Directors with the consent of majority shareholders authorized a reverse stock split at the ratio of 1 for 100,000 shares of Preferred Series A and common stock.

During the six months ended January 31, 2020, the Board of Directors with the consent of majority shareholders authorized a decrease in the authorized stock to 100,000,000 shares allocated to the various Preferred Series stock and 900,000,000 shares common stock.

During the six months ended January 31, 2020, Auctus Fund LLC (“Auctus Fund”) issued a conversion notice for the loan executed on August 1, 2018 to the Company for 2,048 shares of common stock for a principal reduction of $2,917, interest of $4,776 and fees of $500.

During the six months ended January 31, 2020, Crown Bridge Partners Fund LLC issued a conversion notice for the loan executed February 25, 2019 to the Company for 2,150 shares of common stock for a principal reduction of $6,775 and fees of $750.

During the six months ended January 31, 2019, the Company reserved 217 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of January 31, 2019 is $8,647.

During the six months ended January 31, 2019, the Company issued to Auctus Fund 1,103 shares of common stock to convert the principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000.

On November 8, 2019, 1,780 shares of Series A Convertible Preferred stock were converted to 42,720 shares of common stock.

On November 13, 2019, the CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Corporation and Joseph Cellura to sell 3,220 shares of Preferred Series A Convertible stock and 45,008 shares of common stock. This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) to these parties, effective November 27, 2019.

On December 13, 2019, the Company by vote of majority shareholders and unanimous consent of the Board, approved a 100,000 to 1 reverse stock split. On December 16, 2019, the Company filed with the State of Nevada a Certificate of Change registering the 100,000 to 1 reverse stock split for each class of stock. The reverse stock split was approved by FINRA effective January 29, 2020.

During the six months ended January 31, 2020, the Company designated three new classes of preferred stock: Series F Convertible Preferred with 40,000,000 shares authorized at $0.001 par value and Series T Convertible Preferred with 37,500,000 shares authorized at $0.001 par value, and Series B Super Voting Preferred with 1,000,000 shares authorized at $0.001 par value.

During the six months ended January 31, 2020, Management returned to treasury 45,008 shares of common stock.

During the six months ended January 31, 2020, the Company issued 1,940,000 shares of Preferred Series L convertible stock as compensation for the share exchange agreement with Lord Global Corporation.

During the six months ended January 31, 2020, the Company issued 1,000,000 shares of Preferred Series B Super Voting stock as compensation for on-going negotiations for revenue generating contracts.

Series A Convertible Preferred Stock

On October 31, 2019, pursuant to the Certificate of Designation, the Company authorized 19,500,000 shares of the Series A Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series A Convertible Preferred Stock shall be converted into 24 shares of common stock.

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

The Board voted to award the CEO Carmine T. Biscardi 5,000 shares of Preferred Series A stock, of which 500 shares of Series A convertible preferred stock were issued in exchange for $50,000 of the debt and 4,500 shares of Series A convertible preferred stock were issued as compensation for his long service to the Company. We determined the fair value of the preferred stock as of the issuance date based on the market price of $10 for common stock with 1 share of Series A Preferred Stock convertible to 24 shares of common stock, resulting in a fair value of $240 per share. Thus, the fair value for 500 and 4,500 shares of Series A Convertible Preferred Stock is $120,000 and $1,080,000, respectively. The Company recognized a loss on settlement of debt of $70,000 and stock-based compensation of $1,080,000 for the above-mentioned preferred stock issuances, during the six months ended January 31, 2020. Due to the Preferred Stock’s contingent redemption feature, the Series A Convertible Preferred Stock are reported as temporary equity in the consolidated balance sheet.

Series B Super Voting Preferred Stock

During the six months ended January 31, 2020, pursuant to the Certificate of Designation, the Company authorized 1,000,000 shares of the Series B Super Voting Preferred Stock, which shall have non-dilutable voting rights equivalent to 68% of all voting shares.

The Series B Super Voting Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall have non-dilutable majority voting rights of 68% over the entire capital structure.

Liquidation – In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price of $0.001 (as adjusted, as defined), plus all declared but unpaid dividends.

During the six months ended January 31, 2020, the Company issued 1,000,000 shares of Series B Super Voting Preferred Stock to 27 Health, Inc. as compensation for on-going negotiations for revenue generating contracts.

Series L Convertible Preferred Stock

On January 17, 2019, pursuant to the Certificate of Designation, the Company authorized 2,000,000 shares of the Series L Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series L Convertible Preferred Stock shall be converted into 3 shares of common stock.

The Series L Convertible Preferred Stock has the following rights and privileges:

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

During the six months ended January 31, 2020, pursuant to the share exchange agreement with Lord Global Corporation dated December 31, 2019, the Company issued 1,940,000 shares of Preferred Series L stock in exchange for the outstanding shares of the private company. The stock has a stated par value of $0.001, the transaction was recorded at the stated par value of the stock.

Series T Convertible Preferred Stock

On January 17, 2019, pursuant to the Certificate of Designation, the Company authorized 37,500,000 shares of the Series T Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series T Convertible Preferred Stock shall be converted into 3 shares of common stock.

The Series T Convertible Preferred Stock has the following rights and privileges:

Voting – The holders of the Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could be converted.

Conversion – Each share of Preferred Stock, is convertible at the option of the holder into three shares of common stock, subject to certain adjustments for dilution, if any, resulting from future stock issuances, including for any subsequent issuance of common stock at a price per share less than that paid by the holders of the Preferred Stock. The outstanding shares of Preferred Stock can be converted into common stock upon the request of the holding shareholder.

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

Warrants

On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 189 shares of common stock. The warrants have an exercise price of $350 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. During the six months ended January 31, 2020, no warrants were granted, forfeited, expired or cancelled. As of January 31, 2020, there were 189 warrants outstanding with a weighted average exercise price of $350, a weighted average remaining of 4.3 years and intrinsic value of zero.

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

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with an investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The August 2018 Note has an outstanding balance as of January 31, 2020 of $79,399, is in default and subject to annual interest of 24%.

On September 23, 2019, the Company entered into a convertible promissory note with KinerjaPay Corp. for an aggregate purchase price of $20,000. The Note matures on March 23, 2020, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of common stock at the conversion rate equal to 50% multiplied by the Market Price. “Market Price” means the average of the lowest Trading Price (as defined below) for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the closing bid price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTC is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. The variable conversion feature was accounted for as a derivative liability under ASC 815, resulting in the recognition of a discount of $20,000 on the issuance date. The balance of principal on the September 23, 2019 note as of January 31, 2020 is $20,000.

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC for a principal sum of $165,000 to be requested in installments. The first installment of $28,500 was received for the principal of $33,000 on March 1st, 2019. The note is subject to interest rate of 8% and matures in February 2020. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The note is convertible on issuance date and the variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to day one loss on derivative. On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 18,857,142 shares of common stock. The warrants have an exercise price of $0.0035 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. The outstanding balance of the principal on the note as of July 31, 2019 and January 31, 2020, is $33,000 and $26,225, respectively.

In the six months ended January 31, 2020 and 2019, the Company recorded amortization of debt discount in the amount of $25,329 and $100,335, respectively. Unamortized discount as of January 31, 2020 amounted to $20,607.

NOTE 8 - SUBSEQUENT EVENTS

On February 7, 2020, the Company entered into a share exchange agreement with 27 Health, Inc. The issued shares of the acquired company will be exchanged for Preferred Series F stock in proportion to the ownership percentages of the issued stock. Upon the issuance of the stock, 27 Health Inc. will become a wholly owned subsidiary of Lord Global Corporation. The acquisition was recorded at the par value of the stock at the time of issuance.

On March 2, 2020, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with an investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $125,000 (the “August 2018 Note”), for an aggregate purchase price of $110,000. The Company received $110,000 cash and recorded $10,000 as issuance cost. The August 2018 Note matures on January 2, 2021, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	inability to raise additional financing for working capital;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to generate sufficient funds to operate the Lord Global Corporation operations, upon completion of our acquisition;
●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	the inability of management to effectively implement our strategies and business plan;
●	inability to achieve future sales levels or other operating results;
●	the unavailability of funds for capital expenditures;
●	other risks and uncertainties detailed in this report;

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Lord Global”, “the Company”, and similar terms refer to Lord Global Corporation unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

We are a company with only minimal revenues to date: we have minimal assets and have incurred losses since inception. Pursuant to the Share Purchase agreement executed between Lord Global Corporation and majority shareholder Tom Biscardi, a new Board was appointed on December 13, 2019. The execution of this agreement resulted in a change of control to the Board of Lord Global Corporation.

During the six-month period ended January 31, 2020, a share exchange agreement was executed between Bigfoot Project Investments, Inc. and Lord Global Corporation. After the agreement was executed, the Company submitted an application to FINRA for the following changes:

●	1 for 100,000 reverse stock split for issued common stock as well as Preferred Series A stock
●	Name change from Bigfoot Project Investments, Inc. to Lord Global Corporation
●	Ticker symbol change from BGFT to LRDG

The application was approved on January 28, 2020. On January 29, 2020, Bigfoot Project Investments, Inc. became Lord Global Corporation with the new ticker symbol LRDG.

During the FINRA approval process events came to light necessitating the removal “for cause” of certain Board members and officers. The remaining Board consisting of a quorum, under direction of legal counsel, approved and issued a new Preferred Series stock that held 68% non-dilutable voting rights. These actions resulted in a change of control allowing the remaining Board authority to remove the CEO, and COO as officers and dismiss them from the Board “for cause”. All actions and reasons for actions were disclosed to appropriate agencies throughout the process.

Lord Global Corporation plans to establish itself as the most reliable and dependable source for providing access to affordable focused healthcare products and knowledge, as well as financial products catered to the growing target market of independent contractors, GIG economy workers, entrepreneurs and freelancers. We plan on focusing our efforts on revenue generating projects that will benefit the open market.

RESULTS OF OPERATIONS

During the three months ended January 31, 2020, we generated revenue of $181. During the three months ended January 31, 2019, we generated revenue of $137. The increase in revenue was a result of an increase in the video products offered for streaming through Amazon Prime.

During the six months ended January 31, 2020, we generated revenue of $620. During the six months ended January 31, 2019, we generated revenue of $400. Increase in revenue was primarily due an increase in interest in the video products offered for streaming through Amazon Prime.

Operating expenses during the three months ended January 31, 2020 were $86,194. Operating expenses during the three months ended January 31, 2019 were $101,914. Decrease in expenses was due to a shift in focus from expeditions to revenue generating contracts and the termination of the agreement with Veyo Partners.

Operating expenses during the six months ended January 31, 2020 were $1,177,571. Operating expenses during the six months ended January 31, 2019 were $193,462. Operating expenses for the six months ended January 31, 2020 consisted of professional fees of $90,920, general and administrative fees of $1,084,339 and expedition expenses of $407. Operating expenses for the six months ended January 31, 2019 consisted of professional fees of $148,838, expedition expense of $26,012 and general and administrative fees of $18,612. Expenses increased during 2020 mainly due to stock-based compensation for general and administrative expenses during the six months ended January 31, 2020.

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

Liquidity and Capital Resources

As of January 31, 2020, we had $687 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the six months ended January 31, 2020 and 2019:

	Period Ended January 31, 2020	Period Ended January 31, 2019
Net cash used in operating activities	$(25,593)	$(84,211)
Net cash used in investing activities	(14,440)	-
Net cash provided by financing activities	40,235	102,150
Net increase in Cash	202	17,939
Cash, beginning	485	587
Cash, ending	$687	$18,526

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

Operating activities

Net cash used in operating activities was $25,593 for the period ended January 31, 2020, as compared to $84,211 used in operating activities for the period ended January 31, 2019.

Investing activities

Net cash used in investing activities was $14,440 for the period ended January 31, 2010, as compared to $0 used in investing activities for the same period in 2019.

Financing activities

Net cash provided by financing activities for the period ended January 31, 2020 was $40,235 as compared to $102,150 for the same period of 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the six months ended January 31, 2019, Auctus Fund converted 1,103 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000. Balance of the note as of January 31, 2019 was $0.

During the six months ended January 31, 2019, the Company reserved 960 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of January 31, 2019 is $38,403.

During the six months ended January 31, 2019, EMA Financial converted 4,617 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The note went into default as of January 19, 2018. The balance on the note as of January 31, 2019 is $0.

During the six months ended January 31, 2019, Power Up Lending converted 4,682 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of all notes for Power Up as of January 31, 2019 is $30,000.

During the six months ended January 31, 2020, the Board of Directors with the consent of majority shareholders authorized an increase in the authorized stock to 500,000,000 shares Preferred Series A and 19,500,000,000 shares common stock.

During the six months ended January 31, 2020, the Board of Directors authorized four additional classes for Preferred Series stock, Preferred Series B Super Voting, Preferred Series L convertible, and Preferred Series F convertible and Preferred Series T convertible, the terms of the preferred stock.

During the six months ended January 31, 2020, the Board of Directors authorized a reverse stock split of 1 for 100,000 shares.

During the six months ended January 31, 2020, The Board of Directors authorized a reduction in authorized shares to 1,000,000,000 shares, 100,000,000 shares to be allocated as specified in the articles submitted with the Nevada Secretary of State and 900,000,000 shares of common stock.

During the six months ended January 31, 2020, the Board of Directors authorized the issuance of 1,940,000 shares of Preferred Series L stock as part of a share exchange agreement with Lord Global Corporation.

During the six months ended January 31, 2020, the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Series B stock as stock compensation for development of revenue generating contracts.

Issuer Purchases of Equity Securities

During the six months ended January 31, 2020, management of the Company authorized the deposit of 4,501 shares of common stock into treasury.

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

Lord Global Corporation.

Date: March 20, 2020	By:	/s/ Joseph Frontiere
Joseph Frontiere
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

