Form 10-Q
period 2020-04-30
Lord Global Corp
filed 2020-06-22
CIK 1569568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 19, 2020 was 1,280,755 shares.

LORD GLOBAL CORPORATION

QUARTERLY PERIOD ENDED APRIL 30, 2020

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LORD GLOBAL CORPORATION

Consolidated Balance Sheets

As of April 30, 2020 and July 31, 2019

(Unaudited)

	April 30, 2020	July 31, 2019
ASSETS
Current Assets
Cash	$161	$485

Total current assets	161	485

Fixed Assets
Equipment, net	850	1,181
Total Fixed Assets	850	1,181

Other Assets
Lord Global Goodwill	14,440	-
Website Development	5,500	5,500
Accumulated Amortization	(5,500)	(5,500)
Total Other Assets	14,440	-

Total Assets	$15,451	$1,666

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts Payable	$246,255	$292,739
Advance from shareholders	63,886	75,135
Accrued Interest	51,475	88.640
Convertible Debt (net of unamortized discount)	125,654	97,153
Derivative Liability	231,755	224,809
Promissory note - related party	375,597	435,894
Total current liabilities	1,094,622	1,214,370

Total liabilities	1,160,479	1,214,370

Stockholders’ deficit
Convertible Preferred Series A stock, $0.001 par value, 1,950 shares authorized, 1 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	1,200,000	-
Convertible Preferred Series L stock, $0.001 par value, 20 shares authorized, 18 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	1,940	-
Convertible Preferred Series G stock, $0.001 par value, 60,000 shares authorized, 550 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively.	50,000	-
Convertible Preferred Series F stock, $0.001 par value, 40,000,000 shares. authorized, 0 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	0	-

Convertible Preferred Series T, $0.001 par value, 375 shares Authorized, 0 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	0

Preferred series B stock, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	1,000	-
Other convertible stock (see Note 5)	155,000
Common stock, $0.001 par value; 900,000,000 shares authorized, 1,056,700 and 44,333 issued and outstanding as of April 30, 2020 and July 31, 2019, respectively	4,853,114	4,433,279
Additional Paid In Capital	4,802,889	5,190,011
Accumulated deficit	(12,143,114)	(10,835,994)

Total stockholders’ deficit	(1,079,171)	(1,212,704)

Total liabilities & stockholders’ deficit	$15,451	$1,666

See accompanying notes to unaudited consolidated financial statements

LORD GLOBAL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Revenue	$-	1,228	$619	$1,628

Operating expenses:
Professional fees	17,272	52,549	108,192	201,787
Expedition expenses	-	1,803	407	27,815
General and administrative	49,953	1,222	1,136,198	19,834

Total operating expenses	67,225	55,974	1,244,797	249,436

Net loss from operations	(67,225)	(54,746)	(1,244,178)	(247,808)

Other gain (loss)
Gain (loss) on settlement	332,592	-	262,592	15,042
Derivative gain (loss)	-	(40,657)	18,578	151,196
Loss on asset impairment	(280,100)	-	(280,100)	-
Interest expense	(7,111)	(113,786)	(56,902)	(258,741)
Total Other Income (Expense)	45,381	(154,443)	(55,832)	(92,503)

Net Loss	$(21,844)	$(209,189)	$(1,300,010)	$(340,311)

Basic and diluted loss per shares	$(0.04)	$(5.16)	$(26.95)	$(11.71)

Weighted average shares outstanding	554,336	40,540	48,223	29,066

See accompanying notes to unaudited consolidated financial statements

LORD GLOBAL CORPORATION

Consolidated Statement of Changes to Stockholders’ Deficit As of April 30, 2020 and July 31, 2019

(Unaudited)

	Preferred Series B		Preferred Series A		Preferred Series L		Preferred Series G		Preferred Series F		Preferred Series T		Other Convertibles		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	44,333	4,433,279	5,190,011	(10,835,994)	(1,212,704)
Stock issued for compensation or conversion	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,198	419,834	(404,115)	-	15,719
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	16,994	-	16,994
Net loss for the period ended October 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,202,543)	(1,202,543)
Balance, October 31, 2019	-	-	-	-	-	-	-	-	-	-	-	-	-	-	48,531	4,853,113	4,802,890	(12,038,537)	(2,382,534)
Stock issued for compensation or conversion	1,000,000	1,000	1,950	1,200,000	18	1,940	-	-	-	-	-	-	-	-	-	-	-	-	1,202,940

Adjustment or fractional shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,440	3	(3)	-	-
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period ended January 31, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(82,734)	(82,734)
Balance, January 31, 2020	1,000,000	1,000	1,950	1,200,000	18	1,940	-	-	-	-	-	-	-	-	51,971	4,853,116	4,802,887	(12,121,271)	(1,262,328)
Stock issued for compensation or conversion	-	-	-	-	-	-	550	50,000	10,000	1	1,333	1	-	155,000	-	-	-	-	205,002
Stock issued for conversion of preferred series T	-	-	-	-	-	-	-	-	-	-	(1,333)	(1)	-	-	4,000	1	-	-	-
Adjustment or fractional shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Settlement of derivative liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss for the period ended April 30, 2020	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(21,844)	(21,844)
Balance, April 30, 2020	1,000,000	1,000	1,950	1,200,000	18	1,940	550	50,000	10,000	1	-	-	-	155,000	55,971	4,853,117	4,802,887	(12,143,115)	(1,079,170)

LORD GLOBAL CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2019
Cash flow from operating activities:
Net loss	$(1,300,010)	$(340,311)
Depreciation	331	443
Stock based compensation	1,081,000	36,249
(Gain) Loss on derivative liability	60,730	(151,196)
Amortization of debt discount	25,329	197,807
Debt penalties	-	17,364
Loss (gain) on debt settlement	(262,592)	(15,042)
Change in operating liabilities:
Accounts Receivable	-	-
Inventory	-	-
Accounts Payable	38,630	109,473
Accrued Interest	29,702	42,445
Net cash used in operating activities	(326,880)	(102,768)

Cash flow from investing activities
Cash Paid for Purchases of Fixed Assets	-	-
Lord Global Goodwill	(14,440)	-
Net cash used in investing activities	(14,440)	-

Cash flow from financing activities
Payment on Promissory Note	(59,456)	(36,477)
Proceeds from Convertible Debt, net of conversion	410,448	155,500
Issuance of Preferred Series L for acquisition	1,940	-
Repayment of Advance from shareholders	(186,220)	(79,909)
Proceeds for Advances from shareholders	174,284	74,864
Net cash provided by financing activities	340,996	113,978

Net increase in cash/(decrease)	(324)	11,210
Cash at beginning of period	485	587
Cash at end of period	$161	$11,797

Supplemental Cash Flow Information:
Cash paid for income taxes68	$-	$-
Cash paid for interest expense	$-	$-
Non-Cash Transactions:
Common stock issued for debt conversion	4,198	197,439
Recognition of derivative discount	$38,578	172,270
Settlement of derivative liabilities	$-	$205,391
Discount on convertible notes	$-	$200,770
Cancellation of common stock	$45,008	$10,000

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

Lord Global Corporation (“we”, “our” the “Company”), formally known as Bigfoot Project Investments Inc. (“Bigfoot, Inc.” “Searching for Bigfoot, Inc.”), was incorporated in the State of Nevada on November 30, 2011. The Company’s principal address is 318 N Carson St, Suite 208, Carson City, Nevada 89701 and its fiscal year ends July 31. From its inception in 2011, the Company had been engaged in organizational efforts and the pursuit of financing its Bigfoot entertainment projects. In connection with its change in control in November 2019 (discussed below). The Company retained a 19% minority ownership stake in their predecessor Bigfoot Project Investments, Inc. upon finalization of transfer of ownership and name change to Lord Global Corporation.

The Company, through 27Health, Inc., its wholly owned subsidiary organized in January 2020, has been engaged in providing services to and making strategic investments in revenue generating projects and entities in which it will take an active business role. The Company believes that one of its competitive advantages is the wide range of investment and management experience of the newly constituted Board. The Company will capitalize on the current and future projects through contractual agreements which allow the Company to continue to create and establish strategic alliances with other unaffiliated entities to generate revenues from its strategic investments and equity ownership interests. Reference is made to the disclosure under Note 8-SUBSEQUENT EVENTS, with respect to onging pursuit in furtherance of its plan of operations.

On November 13, 2019, the former CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Company and Joseph Cellura to sell 3,220 shares of Preferred Series A Convertible stock (pre-split) and 45,008 shares of common stock (post-split). This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) effective November 27, 2019. As of the date of this Report, the former CEO Carmine T. Biscardi owns 0% of the outstanding Series A shares and less than 1% of the outstanding shares of common stock.

On December 9, 2019, the standing Board of Directors held a meeting and elected a new officers and Board of Directors. All newly elected Officers will also serve on the Board of Directors.

On December 31, 2019, the Company acquired a private Nevada based company named Lord Global Corporation. As part of the acquisition, the Company issued Preferred Series L stock to the shareholders of Lord Global Corporation in exchange for the shares held in proportion to the ownership percentages of the existing shareholders of the private corporation. On January 28, 2020, Lord Global Corporation (the private company) dissolved and 27Health Inc. took majority ownership control of the public company Lord Global Corporation.

Subsequent to the acquisition, the Company applied to FINRA for an approval of a reverse stock split, a name change, and a ticker symbol change. FINRA approved the changes on January 28th, 2020 with the new Company name changing to Lord Global Corporation with a ticker symbol of LRDG.

After the acquisition of Lord Global Corporation, the Company affected corporate actions involving: (i) reverse stock split on a 1:100,000 basis (the “Reverse Split”), (ii) a name change from Bigfoot Project Investments, Inc. to Lord Global Corporation (the “Name Change”), and (iii) the assignment of a new trading symbol “LRDG” (collectively, the “Corporate Actions”). On January 28, 2020, FINRA approved the Corporate Actions , with the implementation of the Reverse Split, Name Change, and assignment of LRDG as the new trading symbol. Unless specifically noted herein, references to share and per-share amounts give retroactive effect to the Reverse Stock Split.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim consolidated financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. In the opinion of management such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of the results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our 10-K for the year ended July 31, 2019 filed on SEC website on December 9, 2019.

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

During the nine months ended April 30, 2020 and 2019, the Company’s revenues were primarily made up of revenue generated from our online streaming distributor. The Company generated revenues from contracted sources of $619 and $1,628 for the nine months ended April 30, 2020 and 2019, respectively.

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

The following tables present the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of April 30, 2020 and July 31, 2019:

As of July 31, 2019	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$177,746	$-	$-	$177,746
Warrant derivative liability	47,063	-		47,063
Total as of July 31, 2019	$224,809	$-	$-	$224,809

As of April 30, 2020
Embedded conversion derivative liability	$184,809	$-	$-	$184,809
Warrant derivative liability	46,946	-	-	46,946
Total as of April 30, 2020	$231,755	$-	$-	$231,755

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at July 31, 2018	$351,492
Fair value of derivative liability at issuance charged to debt discount	200,770
Fair value of derivative liability at issuance charged to derivative loss	128,880
Reclass to equity due to conversion	(205,391)
Write-off of derivative liability due to settlement	(57,248)
Unrealized derivative gain included in other expense	(222,828)
Balance at April 30, 2019	$195,675

Balance at July 31, 2019	$224,809
Fair value of derivative liability at issuance charged to debt discount	20,000
Fair value of derivative liability at issuance charged to derivative loss	97
Reclass to equity due to conversion	(16,994)
Unrealized derivative (gain) loss included in other expense	3,843
Balance at April 30, 2020	$231,755

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

Asset Impairment

ASC Topic 360 requires that a company recognize an impairment loss if, and only if, the carrying amount of a long-lived asset (asset group) is not recoverable from the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset (the “Recoverable Amount”), and if the carrying amount exceeds the asset’s Fair Market Value.

In the event the Company determines an asset is impaired, it is written off to the consolidated statement of operations as a non-operating loss in the period which Management deems the asset impairment occurred.

During the nine months ended April 30, 2020, the Company made approximately $280,600 in cash payments to a related party for preservation and protection of the Company and its subsidiaries collateral interests, as well as its long-term strategic plan. Management accounted for this transaction by increasing both its capital investment in Bigfoot and also shareholder promissory note for the same amount. At April 30, 2020, the shareholder note had been forgiven and the investment in Bigfoot, Inc. was considered impaired. Because of the asset impairment, the entire balance of $280,000 was written off to the statement of income in the current period. Balance of this shareholder loan as of April 30, 2020 and July 31, 2019 was $0.

Management has evaluated Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and ASC topic 360 asset impairment over the approximately $280,000 capital contribution in its minority owned subsidiary Bigfoot, Inc.

Due to results of the impairment analysis, the Company concluded that value associated to the approximate $280,000 capital contribution made to preserve and protect the Company’s collateral investment in Lord Global Corporation and minority owned subsidiary Bigfoot, Inc. is impaired. As a result of this analysis and determination, the Company wrote the entire amount of approximately $280,000 as a loss on asset impairment in the current period statement of income ending April 30, 2020. The Company retains a 19% minority ownership stake in subsidiary Bigfoot, Inc. as of the date of this Report.

Management performs asset impairment analysis on at least a quarterly basis.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s derivative instruments were valued using the Lattice model (for convertible notes) based on a probability weighted discounted cash flow model, and the Montel Carlo model (for tainted warrants) based on a multipath random event model. For the nine months ended April 30, 2020, assumptions used in the valuation include the following: a) underlying stock price ranging from $0.63 to $10.00 (post-reverse); b) projected discount on the conversion price ranging from 40.68% to 70.10% with the notes effectively converting at discounts in the range of 40% to 58%; c) projected volatility of 397.5% to 440.0%; d) probabilities related to default and redemption of the notes during the term of the notes, and e) current liquidity of the Company’s stock, daily average float, and so forth.

For the nine months ended April 30, 2019, assumptions used in the valuation include the following: a) underlying stock price ranging from $30 to $160; b) projected discount on the conversion price ranging from 40% to 58% with the notes effectively converting at discounts in the range of 38.70% to 65.17%; c) projected volatility of 261.1% to 310.1%; d) probabilities related to default and redemption of the notes during the term of the notes.

The Company has considered the provisions of ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of the Company’s common shares.

Basic and Diluted Earnings per Share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding during the reporting period.

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

The following is a reconciliation of basic and diluted earnings per share for the three and nine months ended April 30, 2020 and 2019:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Numerator:
Net (loss) available to common shareholders	$(21,844)	$(209,189)	$(1,300,010)	$(340,311)

Denominator:
Weighted average shares – basic and diluted	554,335	40,540	368,417	29,064

Net (loss) per share – basic and diluted	$(0.04)	$(5.16)	$(3.53)	$(11.71)

Reclassifications and adjustments

Certain prior year amounts have been reclassified for consistency with the current year presentation and for proper presentation under GAAP. These reclassifications had no effect on the reported results of operations.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

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

Historically, the Company has mostly relied upon internally generated funds such as shareholder loans and advances to finance its operation and growth. Management may raise additional capital by future public or private offerings of the Company’s stock or through loans from government or private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its stockholders.

NOTE 3 – ADVANCE FROM SHAREHOLDERS

In the nine months ended April 30, 2020, additional advances from shareholders were received in the amount of $204,520. The Company made payments on these advances amounting to $186,220. These advances bear no interest and are due on demand.

In the nine months ended April 30, 2020, additional advances from shareholders were received in the amount of $74,759. The Company made payments on these advances amounting to $63,133. These advances bear no interest and are due on demand. Total advances from shareholders as of July 31, 2019 were $75,135 and as of April 30, 2019 were $52,479. Liability associated to the related party promissory note was taken by the Company’s wholly owned subsidiary Health Expedition Inc., and is therefore included in the Company’s balance sheet at April 30, 2020.

The total advances from shareholders outstanding as of July 31, 2019 were $75,135 and as of April 30, 2020 were $0.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

In January 2013, Lord Global Corporation executed a promissory note in the amount of $484,029 as part of the asset transfer agreement for the transfer of all assets held by Searching for Bigfoot, Inc. In August 2013, the Company increased the balance of the promissory note by $489 to add an asset that was not included in the original transfer. The promissory note is subject to annual interest of 4%. The unpaid principal and the accrued interest were originally payable in full on January 31, 2019, then the maturity date was extended to January 31, 2020.

During fiscal year 2020, the Company paid $9,456 against the promissory note balance, and issued the related party promissory note holder 5,000 shares of Series A Convertible Preferred stock (pre-split), 500 shares (post-split) of which were issued in exchange for $50,000 payment towards the related party promissory note principal balance (see Note 5).

As of April 30, 2020, and July 31, 2019, the outstanding balance on the related party promissory note was $375,200 and $435,894, respectively. During fiscal year 2020, Liability associated to the related party promissory note was taken by the Company’s wholly owned subsidiary Health Expedition Inc., and is therefore included in the Company’s balance sheet at April 30, 2020.

Interest expense for the Company, in total, during the nine months ended April 30, 2020 and 2019 was $64,013 and $258,741, respectively.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

The Company has 1,056,700 and 44,333 shares of common stock issued and outstanding as of April 30, 2020 and July 31, 2019, respectively.

During the nine months ended April 30, 2020, the Company designated four new classes of preferred stock, par value $0.001 (collectively, the “Preferred Stock”): Series F Convertible Preferred Stock with 40,000,000 shares authorized; Series T Convertible Preferred Stock with 375 shares authorized; Series B Super Voting Preferred with 1,000,000 shares authorized; and Series G Convertible Preferred with 60,000 shares authorized.

During the nine months ended April 30, 2020, on February 7, 2020, the Company entered into a share exchange agreement with 27 Health, Inc., an entity controlled by the Company’s executive officers and directors, pursuant to which the Company acquired 100% of the capital stock of 27 Health in exchange for 10,000 shares of newly authorized Series F Preferred, which shares were issued in proportion to the ownership percentages of their 27 Health stock. Upon the issuance of the shares of Series F Preferred, 27 Health Inc. became a wholly owned subsidiary of Lord Global Corporation. The acquisition was recorded at the par value of the stock at the time of issuance. .

During the nine months ended April 30, 2020, Auctus Fund LLC (“Auctus Fund”) issued a conversion notice for the loan executed on August 1, 2018 to the Company for 2,048 shares of common stock for a principal reduction of $2,917 interest of $4,776 update and fees of $500.

During the nine months ended April 30, 2019, subsequent to the above conversion notice, the Company issued to Auctus Fund 1,103 shares of common stock to convert the principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000.

During the nine months ended April 30, 2020, Crown Bridge Partners Fund LLC issued a conversion notice for the loan executed February 25, 2019 to the Company for 2,150 shares of common stock for a principal reduction of $6,775 and fees of $750.

During the nine months ended April 30, 2019, the Company reserved 217 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of January 31, 2020 is $8,647.

During the nine months ended April 30, 2020, on November 8, 2019, 1,780 shares of Series A Convertible Preferred stock were converted to 42,720 shares of common stock by the former CEO Carmine T. Biscardi.

During the nine months ended April 30, 2020, on November 13, 2019, the former CEO Carmine T. Biscardi entered into a share purchase agreement with Lord Global Corporation and Joseph Cellura to sell 3,220 shares of Preferred Series A Convertible stock and 45,008 shares of common stock (post-split). This agreement transferred controlling interest of both the Preferred Series A (100% issued and outstanding) and common stock (51.16% issued and outstanding) to these parties, effective and as of November 27, 2019.

During the nine months ended April 30, 2020, on December 13, 2019, by vote of majority shareholders and unanimous consent of the Board, the Company approved a 100,000 to 1 reverse stock split. On December 16, 2019, the Company filed with the State of Nevada a Certificate of Change registering the 100,000 to 1 reverse stock split for each class of stock. The reverse stock split was approved by FINRA effective January 29, 2020.

During the nine months ended April 30, 2020, the Company designated four new classes of preferred stock: Series F Convertible Preferred with 40,000,000 shares authorized at $0.001 par value, Series T Convertible Preferred with 375 shares authorized at $0.001 par value, Series B Super Voting Preferred with 1,000,000 shares authorized at $0.001 par value, and Series G Convertible Preferred with 60,000 shares authorized at $0.001 par value.

During the nine months ended April 30, 2020, on February 7, 2020, the Company entered into a share exchange agreement with 27 Health, Inc. The issued shares of the acquired company will be exchanged for Preferred Series F stock in proportion to the ownership percentages of the issued stock. Upon the issuance of the stock, 27 Health Inc. will become a wholly owned subsidiary of Lord Global Corporation. The acquisition was recorded at the par value of the stock at the time of issuance.

During the nine months ended April 30, 2020, Management returned to treasury 45,008 shares of common stock.

During the nine months ended April 30, 2020, the Company issued 18 shares of Preferred Series L convertible stock as compensation for the share exchange agreement with Lord Global Corporation for approximately $1,940 in consideration.

During the nine months ended April 30, 2020, the Company issued 1,000,000 shares of Preferred Series B Super Voting stock as compensation for on-going negotiations for acquisitions of revenue generating contracts and/or interests in third party entities.

During the nine months ended April 30, 2020, the Company issued 550 shares of Preferred Series G convertible stock to CNLT LLC in exchange for approximately $50,000 cash consideration. Each Series G share converts to 1,000 shares of common stock. No of these shares were converted into common stock at April 30, 2020 or July 31, 2019.

During the nine months ended April 30, 2020, JA Ventures, Inc. converted 1,000,000 shares of common stock as compensation for development of revenue generating contracts and previously held convertible preferred stock.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series A Convertible Preferred Stock

During the nine months ended April 30, 2020, on October 31, 2019, the Company authorized 1,950 shares of the Series A Convertible Preferred Stock (“Series A Preferred”), pursuant to the Series A Certificate of Designation, which Series A Preferred shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time. Each share of Series A Preferred is convertible into 24 shares of common stock.

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

(i) the Company fails for any reason, including without limitation as a result of not having a sufficient number of shares of Common Stock authorized and reserved for issuance, or as a result of the limitation contained in the stock designation, or due to voluntary action undertaken by the Company or a failure by the Company to take action, to issue shares of Common Stock to a Holder and deliver certificates representing such shares to such Holder as and when required by the provisions hereof upon Conversion of any Preferred Shares, and such failure continues for ten (10) Business Days;

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

The Company recognized a loss on settlement of debt of $70,000 and stock-based compensation of $1,080,000 for the above-mentioned preferred stock issuances, during the nine months ended April 30, 2020. Due to the Preferred Stock’s contingent redemption feature, the Series A Convertible Preferred Stock are reported as temporary equity in the consolidated balance sheet.

Of the 5,000 shares of Series A Preferred stock issued, approximately 1,700 shares of Series A Preferred was outstanding at April 30, 2020 and 0 shares at July 31, 2019. Approximately 3,300 shares were converted to common stock by the stockholder.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series B Super Voting Preferred Stock

During the nine months ended April 30, 2020, pursuant to the Certificate of Designation, the Company authorized 1,000,000 shares of Series B Super Voting Preferred Stock (“Series B Preferred”), which shall have non-dilutable voting rights equivalent to 68% of all voting shares.

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

During the nine months ended April 30, 2020, the Company issued 1,000,000 shares of Series B Super Voting Preferred Stock to 27 Health, Inc. as compensation for on-going negotiations for revenue generating contracts. As of the date of this Report, no additional Series B Super Voting Preferred Stock shares are available to issue.

Series G Convertible Preferred Stock

During the nine months ended April 30, 2020, the Company authorized 60,000 shares of Series G Convertible Preferred Stock (“Series G Preferred”) pursuant to a Series G Certificate of Designation.

The Series G Preferred Convertible Stock have, among other rights and privileges, the right to convert the shares of Series G Preferred into 1,000 shares of common stock.

The Series G Preferred has, in addition to the above conversion rights, a beneficial ownership limitation provision which states, in substance, that in no event may a holder of shares of Series G Preferred convert into common stock a number of Series G Preferred if, as a result of such conversion, the holder would own in excess of 4.99% of the Company’s then outstanding shares of common stock.

During the nine months ended April 30, 2020, on March 25, 2020, the Company issued 550 shares of Series G convertible preferred stock (“Series G Preferred”) to CNLT, LLC in exchange for approximately $330,000 cash consideration (see Note 1 and Note 4). None of these shares of Series G Preferred were converted into common stock as of April 30, 2020 or as of the date of this Report. See Note 8-Subsequent Events with respect to the issuance in May 2020 of 1,500 additional shares of Series G Preferred to an unrelated third party as part of a Settlement Agreement.

Series L Convertible Preferred Stock

During the nine months ending April 30, 2020, on January 17, 2019, pursuant to the Certificate of Designation, the Company authorized 20 shares of the Series L Convertible Preferred Stock (“Series L Preferred”), which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series L Convertible Preferred Stock shall be converted into 3 shares of common stock.

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

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended April 30, 2020, pursuant to the share exchange agreement with Lord Global Corporation dated December 31, 2019, the Company issued 1,940,000 shares of Preferred Series L stock in exchange for the outstanding shares of the private company. The stock has a stated par value of $0.001, the transaction was recorded at the stated par value of the stock.

Series T Convertible Preferred Stock

During the nine months ended April 30, 2020, on January 17, 2019, pursuant to the Certificate of Designation, the Company authorized 375 shares of Series T Convertible Preferred Stock, which shall be convertible into shares of common stock of the Company at the option of the holders thereof at any time after the issuance of the preferred stock. Each Series T Convertible Preferred Stock shall be converted into 3 shares of common stock.

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

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended April 30, 2020, approximately 1,333 shares were issued during the year to two investors in exchange for bon fide management services. The 1,333 preferred shares were converted on April 8, 2020 into 4,000 shares of common stock. As of the date of this Report, no shares were issued or outstanding with respect to the Company’s Series T Convertible Preferred stock.

Series F Convertible Preferred Stock

During the nine months ended April 30, 2020, on February 7, 2020, the Company authorized 40,000,000 shares of Series F Convertible Preferred Stock (“Series F Preferred”) pursuant to the Series F Certificate of Designation, which was amended on April 27, 2020, without making any material change. As of April 30, 2020, and the date of this Report, 10,000 shares of Series F Preferred were outstanding, all of which are owned by the founders and former owners of 27 Health, Inc.

The Series F Preferred has, among other rights, the right to convert the shares of Series F Preferred into 97% of the Company’s common stock on a fully diluted basis, which includes all shares of common stock underlying convertible notes or other securities, including preferred stock, convertible into shares of the Company’s common stock. The Series F Preferred a beneficial ownership limitation provision which states, in substance, that in no event may a holder of shares of Series F Preferred convert into common stock a number of Series F Preferred if, as a result of such conversion, the holder would own in excess of 4.99% of the Company’s then outstanding shares of common stock.

During the nine months ended April 30, 2020, the Company entered into a share exchange agreement with the holders of 27 Health, Inc. pursuant to which the Company issued 10,000 shares of Series F Preferred in exchange for all of the capital stock of 27 Health, Inc. for development of revenue generating contracts to be valued. Upon the issuance of the shares of Series F Preferred, 27 Health Inc. became a wholly owned subsidiary of Lord Global Corporation. The acquisition was recorded at the par value of the stock at the time of issuance.

Warrants

On February 25, 2019, the Company issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 189 shares of common stock.

The warrants have an exercise price of $350 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815.

During the nine months ended April 30, 2020, no warrants were granted, forfeited, expired or cancelled. As of April 30, 2020, there were 189 warrants outstanding with a weighted average exercise price of $350, a weighted average remaining expiration period of approximately 4.0 years and intrinsic value of zero.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DISTRIBUTION AGREEMENTS

The Company’s predecessor, Bigfoot, entered into a Distribution Agreement on September 2, 2011 with the Bosko Group LLC providing them a non-exclusive right to market the sales of the Company’s DVD’s. The Distribution Agreement requires the Company to pay the Bosko Group LLC ten percent (10%) of the selling price of the DVD’s sold. This agreement remained in effect for a period of 4 years and has been automatically renewed for an additional 4 years with no limit on the number of times the agreement may be automatically renewed, unless either party gives notice to the other of its desire to terminate the Agreement at least sixty (60) days before expiration of the original or renewal term.

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

On August 1, 2018, the Company, entered into a Securities Purchase Agreement (the Securities Purchase Agreement”) with an investor, pursuant to which the Company sold to the Investor a convertible promissory note in the principal amount of $110,000 (the “August 2018 Note”), for an aggregate purchase price of $100,000. The Company received $100,000 cash and recorded $10,000 as issuance cost. The August 2018 Note matures on May 1, 2019, bears interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. This note became convertible on issuance date and the variable conversion feature was accounted for as a derivative liability in accordance with ASC 815. The Company recorded an increase in the principal of $15,000 since the conversion price is less than $0.01. The August 2018 Note has an outstanding balance as of April 30, 2020 of $79,399, is in default and subject to annual interest of 24%. During fiscal year 2020, Liability associated to the related party promissory note was taken by the Company’s wholly owned subsidiary Health Expedition Inc., and is therefore included in the Company’s balance sheet at April 30, 2020.

NOTE 7 – CONVERTIBLE DEBT

On September 23, 2019, the Company entered into a convertible promissory note with KinerjaPay Corp. in the principal amount of $20,000 (the “KPAY Note”), which had a maturity date of March 23, 2020 and was in default as of April 30, 2020 (subject to maximum default interest rate allowed by law plus penalties). The KPAY Note bears an annual interest rate of 10% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of common stock at the conversion rate equal to 50% multiplied by the Market Price, as defined in the KPAY Note, subject to penalties in the event of default. (see Note 8 – Subsequent Events, for details of the Settlement Agreement between the Company and KinerjaPay Corp. pursuant to which the KPAY Note including principal, interest and all default penalties were satisfied in full in consideration for the issuance of 50,000 shares of common stock and 1,500 shares of newly authorized Series G Convertible Preferred Stock).

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC for a principal sum of $165,000 to be funded in tranches (collectively, the “CBP Notes”). The first installment of $28,500 was received for the principal of $33,000 on March 1, 2019. The CBP Notes provide for an interest rate of 8% per annum and had a maturity date in February 2020. Crown Bridge has the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The note is convertible on issuance date and the variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to day one loss on derivative. On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant exercisable to purchase 18,857,142 pre-Reverse Split shares of common stock. The CBP Warrants have an exercise price of $0.0035 per share on a pre-Reverse Split basis, which CBP have an expiration date of February 25, 2024. These CBP Warrants were tainted by the variable conversion prices on the CBP Notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815. The outstanding balance of the principal on the note as of July 31, 2019 and April 30, 2020, is $33,000 and $26,225, respectively.

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 25, 2019, the Company signed a convertible promissory note with Crown Bridge Partners, LLC for a principal sum of $165,000 to be requested in installments. The first installment of $28,500 was received for the principal of $33,000 on March 1st, 2019. The note is subject to interest rate of 8% and matures in February 2020, and is now in default. The holder of the note shall have the right to convert the notes at any time, the note bears interest rate of 8% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price which equals 50% multiplied by the lowest one trading price for the common stock during the 25 day trading day period ending on the last complete trading day prior to the conversion date. The note is convertible on issuance date and the variable conversion feature with a fair value of $56,216 was accounted for as a derivative liability in accordance with ASC 815 with a corresponding charge of $28,500 to debt discount and $27,716 to day one loss on derivative. On February 25, 2019, the Company also issued Crown Bridge Partners LLC a Common Stock Purchase Warrant for 18,857,142 shares of common stock. The warrants have an exercise price of $0.0033 per share and expiration date of February 25, 2024. These warrants were tainted by the variable notes and the fair value of $47,063 was accounted for as a derivative liability in accordance with ASC 815.

On March 2, 2020, the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a third-party accredited investor, pursuant to which the Company issued to the Investor a convertible promissory note in the principal amount of $125,000 (the “March 2020 Note”), for an aggregate purchase price of $110,000. The Company received $110,000 cash and recorded $10,000 as issuance cost. The March 2020 Note matures on January 2, 2021, bears interest rate of 12% per year payable on maturity date in cash or shares of common stock at the Company’s option (subject to certain conditions), and is convertible into shares of the Company’s common stock at the conversion price equal to the lower of (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date. During the nine months ended April 30, 2020, Crown Bridge Partners, LLC converted their promissory note investment into common stock. The outstanding principal balance on the note as of July 31, 2019 and April 30, 2020, is $33,000 and $26,225, respectively. The remaining balance of the loan was recorded as a gain on settlement of debt in the current period.

During the three months ended April 30, 2020, the Company issued a convertible note to Auctus Fund, LLC, an unaffiliated, third-party accredited investor in the principal amount of $155,000. Auctus Fund may convert the Note into shares of common stock ata conversion price equal to a 40% discount the lowest sale price for the common stock during the 20 consecutive trading days including and immediately preceding the conversion date.

In the nine months ended April 30, 2020 and 2019, the Company recorded amortization of debt discount in the amount of $45,936 and $120,438, respectively. Unamortized discount as of April 30, 2020 amounted to $0.

NOTE 8 - SUBSEQUENT EVENTS

In May 2020, the Company applied for a promissory term loan note agreement with the United States Small Business Administration (“SBA Loan”). Terms of the SBA Loan are approximately $150,000 principal repaid over 30 years at approximately a 3% fixed interest rate. Proceeds of the SBA Loan will be used for working capital business requirements at discretion of Management and on behalf of stockholders.

During May 2020, 6,000 shares of common stock were issued to Crown Bridge Partners LLC under their previously granted preferred stock warrant conversion option.

During May 2020, in connection with the execution of a Settlement Agreement between the Company and KinerjaPay Corp., an unaffiliated third party (“KPAY”), the Company issued to KPAY 50,000 shares of common stock and 1,500 shares of Series G Convertible Preferred Stock (“Series G Preferred”), each of which is convertible into 1,000 shares of common stock. Pursuant to the Settlement Agreement, the 50,000 shares of common stock and 1,500 shares of Series G Preferred were issued in exchange for full consideration and satisfaction of payment of KPAY’s convertible note balance outstanding principal, accrued unpaid interest, and penalties, collectively, as of the date of conversion. The outstanding balance of the convertible promissory note prior to conversion including unpaid interest and penalties was approximately $50,000.

On May 5, 2020, the Company entered into a non-binding letter of intent (“LOI”) with eWellness Healthcare Corporation, OTCQB: EWLL (“EWLL”), a copy of which was attached as Exhibit 10.1 to the subject Form 8-K.

The parties agreed, subject to the execution of a definitive agreement (“Definitive Agreement”), that the Company: (i) will issue to EWLL shares of a newly authorized series of preferred stock (the “New LRDG Preferred Stock”) which will be convertible into a total of 2,000,000 shares of the Company’s common stock, subject to a 4.99% “blocker” or beneficial ownership limitation; (ii) will create a U.S. marketing entity for EWLL’s PHZIO and MSK360 telemedicine physical therapy operations to independent contractors an “gig” economy workers; (iii) will provide initial funding in an amount of $250,000 on or about May 15, 2020; (iv) will provide additional funding in an amount equal to 50% of the convertible note financing transactions entered into by the Company during the 12-month period from the execution of the Definitive Agreement, which will occur only after EWLL’s pending registration statement on Form S-1 is declared effective by the SEC; and (v) plans on filing a registration statement after execution of the Definitive Agreement for the registration, issuance and sale of the Company of the Company’s equity securities for the benefit and funding of EWLL’s growing operations. The foregoing are referred to collectively, as the “LRDG Obligations”), all of which are subject to the execution of the Definitive Agreement, after customary due diligence.

In consideration for the Company’s fulfilment of their LRDG Obligations, EWLL has agreed, subject to the execution of the Definitive Agreement, to: (i) pay to LRDG 10% of the commissions generated by EWLL from the fees paid to EWLL by the independent contractors and “gig” workers using the EWLL’s PHZIO and MSK360 platform in their physical therapy practices; and (ii) the assignment to the Company by EWLL of 25% of EWLL’s cash flow from its revenue stream (“EWLL’s Cash Flow”), payable in arrears on a quarterly basis, commencing on the execution of the Definitive Agreement. The foregoing are referred to, collectively, as the “EWLL Obligations.”

LORD GLOBAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The parties have agreed that during the 1-year period following execution of the Definitive Agreement that EWLL shall have the right to repurchase up to 20% of EWLL’s Cash Flow in consideration for the repayment of 150% of funding provided EWLL by the Company from its convertible note financing transactions. The parties further agreed that if the Company does not provide EWLL $250,000 in initial funding by or about May 20, 2020, either party may terminate this non-binding LOI the respective LRDG Obligations and EWLL Obligations shall be deemed null and void.

Reference is made to the Company’s Form 8-K filed on May 11, 2020 with respect to the LOI with EWLL. Negotiations for a Definitive Agreement are continuing.

During June 2020, 54,355 shares of common stock were issued to the Auctus Fund under their granted preferred stock conversion option.

During June 2020, 55,500 shares of common stock were issued to Crown Bridge Partners LLC under their granted preferred stock conversion option.

During June 2020, 58,200 shares of common stock were issued to the Auctus Fund under their granted preferred stock conversion option.

During June 2020, in exchange for services associated with development of revenue generating contracts, the Company issued CNLT 950 shares of Series G Convertible Preferred Stock. These Series G shares issued were in addition to to 550 shares of Series G Preferred issued in March 2020, for a total of 1,500 Series G shares issued to CNLT as of the date of this Report. As noted above, the Company issued 1,500 shares of series B Preferred to KinerjaPay in May 2020 pursuant to the Settlement Agreement.

Each share of Series G Convertible Preferred Stock is convertible into 1,000 shares of common stock. Collectively, up to 3,000,000 shares of common stock are issuable upon conversion of the Series G Preferred, subject to as of the date of this Report. The Series G Preferred has, in addition to the above conversion rights, a beneficial ownership limitation provision which states, in substance, that in no event may a holder of shares of Series G Preferred convert into common stock a number of Series G Preferred if, as a result of such conversion, the holder would own in excess of 4.99% of the Company’s then outstanding shares of common stock.

On June 18, 2020, 27Health, Inc, (“27Health”), a wholly owned subsidiary of the Company, entered into a Definitive Joint Venture Investment and Marketing Agreement with Coviguard, Inc. (“CoviGuard”), a copy of which was attached as Exhibit 10.20 to the Company’s Form 8-K filed on June 19, 2019 (the “Coviguard Agreement”). Coviguard is a private company that has developed and plans to market its unique, patent pending, oral spray and mouthwash, a product line designed for the purpose eliminating the CO-SAR2 (COVID-19) viral load in the mouth (the “Covi-Guard™ Products”). Reference is made to the Coviguard PowerPoint Presentation, attached as Exhibit 10.21 to the June 19, 2020 Form 8-K.

Pursuant to the terms of the Coviguard Agreement, 27Health agreed to invest up to $100,000 in Coviguard for the production of the Covi-Guard™ Products, including an initial advance of $20,000 for the purpose of manufacturing prototypes. In addition, the Company has agreed, as partial consideration for Coviguard granting 27Health exclusive marketing rights to Covi-Guard™ Products, to issue 1,000,000 restricted shares of LRDG’s common stock, par value $0.001 (the “Shares” or “Common Stock”) in the name of Lisa Marie Kao, the principal and owner of Coviguard, subject to the terms and conditions set forth in the Coviguard Agreement.

The parties further agreed that: (i) net revenues from the sale of Covi-Guard™ Products (other than revenues from the professional dental market), after manufacturing costs and other variable costs, shall be allocated 75% to 27Health and 25% to Coviguard or Lisa Marie Kao, at the discretion of Ms. Kao; (ii) net revenues, after expenses, from sales to the professional dental market, shall be 65% to 27Health and 35% to Coviguard or Lisa Marie Kao; (iii) after receipt by Lisa Marie Kao of $1,000,000 from the sale of the Shares, Ms. Kao shall invest any excess above $1,000,000 to purchase additional restricted shares of LRDG Common Stock from the Company at a price equal to 75% of the average closing bid price of such Shares during the twenty (20) trading days prior to the date of her reinvestment; and (iv) 27Health shall utilize the proceeds from Ms. Kao’s reinvestment for marketing and promotion of the Covi-Guard™ Products.

Reference is made to the Company’s Form 8-K filed on June 19, 2020 and specifically to Exhibit 10.20 for complete terms and conditions of the Coviguard Agreement and to Exhibit 10.21, the recently published Coviguard PowerPoint Presentation.

The Company, through 27Health, is actively pursuing agreements and strategic relationships, particularly in the health related industry for the purposes of generating revenues and positive cash flow from operations.

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

OVERVIEW AND OUTLOOK

Background

From the Company’s inception as Bigfoot Project Investments Inc. on November 30, 2011 through the change in control in November 2019, the Company was actively engaged in searching for, documenting and collecting evidence of the existence of the creature known as Bigfoot or Sasquatch, according to North American folklore, and, in direct connection with this purpose we develop and produce and distribute fictional and documentary films about the creature and our searches.

In addition to its films, available on DVD, the Company during this period added T-shirts and other “branded” products such as decals, coffee mugs, skull caps, and ball caps to our inventory and developed artwork which wraps around the travel trailer we use for search expeditions, further increasing the extent to which the Company and logo can be recognized.

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

When a decision was made to pursue the opportunity to produce and distribute films as an ongoing business venture, a management team was brought together to form an entertainment investment corporation that would aim to capitalize on both current and future investment projects related to Bigfoot and create entertainment properties surrounding the mythology and research of Bigfoot, as well as potentially finding Bigfoot.

In furtherance of its establishment as an entertainment investment company, based upon its competitive advantage from its base of knowledge and the advanced level of maturity of our projects, the Company’s operations involved commercially exploiting its inventory of projects and the continued efforts to cfurther develop media properties and the establishment of physical locations, partnerships and alliances with organizations to augment investment markets to generate revenues and profits from its various projects and properties.

The inventory of the Company’s projects consisted of nine films which were being marketed to both DVD and Video On Demand (VOD) through domestic and international distribution markets. Additionally, investment plans were being negotiated with a movie production company for a 3D Movie. In addition, foreign distribution markets were being negotiated through the Company’s contracted marketing company, The Bosko Group, involving all nine DVD films, which include the movies being subtitled and dubbed in foreign languages throughout Europe, Asia and South America. Currently, we are represented by our contracted marketing distributor, The Bosko Group, in which they represent and sell the rights for the Bigfoot Project Investments Inc. nine DVD Movies.

Change in Control-Corporate Actions

Pursuant to the Share Purchase Agreement (“SPA”) between Lord Global Corporation, Bigfoot Project Investments Inc. and Bigfoot’s majority shareholder, Tom Biscardi, a new Board was appointed on December 13, 2019. The execution of this SPA resulted in a change of control to the Board of Lord Global Corporation, f/k/a Bigfoot Project Investments Inc.

During the nine-month period ended April 30, 2020, after the SPA was executed, the Company submitted an application to FINRA for the following corporate actions: (i) 1 for 100,000 reverse stock split for issued common stock (the “Reverse Split”); (ii) Name change from Bigfoot Project Investments, Inc. to Lord Global Corporation (the “Name Change”); and (iii) Ticker symbol change from BGFT to LRDG (“Symbol Change”).

The foregoing are referred to collectively, as the “Corporate Actions”.

The Corporate Actions were approved by FINRA on January 28, 2020. On January 29, 2020, the Company’s name was changed from Bigfoot Project Investments, Inc. to Lord Global Corporation, the Company’s common stock was assigned a new ticker symbol “LRDG” and the Reverse Split was implemented.

During the FINRA approval process events came to light necessitating the removal “for cause” of certain Board members and officers. The remaining Board,consisting of a quorum, under direction of legal counsel, approved and issued a new series or Preferred Stock that held 68% non-dilutable voting rights. These actions resulted in a change of control of the Company’s Board of Directors and change in voting control, granting the remaining Board members the authority to remove the former CEO, and COO as officers and dismiss them from the Board “for cause”. All actions and reasons for actions were disclosed to appropriate regulatory agencies, including the SEC, in connection with the foregoing actions.

The Company, through its wholly owned subsidiary, 27Health, is implementing its plan to establish itself as a reliable and dependable source for providing access to affordable, focused healthcare products and knowledge, as well as providing financial products catered to the growing target market of independent contractors, GIG economy workers, entrepreneurs and freelancers. We are focusing our efforts on revenue generating projects that we believe will benefit the market for our services, as well as our shareholders.

RESULTS OF OPERATIONS

During the three months ended April 30, 2020, we generated revenue of $0. During the three months ended April 30, 2019, we generated revenue of $1,228. The decrease in revenue was a result of the decrease in the video products offered for streaming through Amazon Prime.

During the nine months ended April 30, 2020, we generated revenue of $619. During the six months ended April 30, 2019, we generated revenue of $1,628. Decrease in revenue was primarily due an decrease in interest in the video products offered for streaming through Amazon Prime.

Operating expenses during the three months ended April 30, 2020 were $67,225. Operating expenses during the three months ended April 30, 2019 were $55,974. Increase in expenses was due to a rise in fixed general administrative expenses.

Operating expenses during the nine months ended April 30, 2020 were $1,244,797. Operating expenses during the nine months ended April 30, 2019 were $249,436. Operating expenses for the nine months ended April 30, 2020 consisted of professional fees of $108,192, general and administrative fees of $1,136,198 and expedition expenses of $407. Operating expenses for the nine months ended April 30, 2019 consisted of professional fees of $201,787, expedition expenses of $27,815, and general and administrative fees of $19,834. Expenses increased during 2020 mainly due to stock-based compensation for general and administrative expenses during the nine months ended April 30, 2020.

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

Liquidity and Capital Resources

As of April 30, 2020, we had $161 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended April 30, 2020 and 2019:

	Period Ended April 30, 2020	Period Ended April 30, 2019
Net cash used in operating activities	$(326,880)	$(102,768)
Net cash used in investing activities	(14,440)	-
Net cash provided by financing activities	340,996	113,978
Net increase (decrease) in Cash	(324)	11,210
Cash, beginning	485	587
Cash, ending	$161	$11,797

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

Operating activities

Net cash used in operating activities was $326,880 for the period ended April 30, 2020, as compared to $102,768 used in operating activities for the period ended April 30, 2019.

Investing activities

Net cash used in investing activities was $14,440 for the period ended April 30, 2010, as compared to $0 used in investing activities for the same period in 2019.

Financing activities

Net cash provided by financing activities for the period ended April 30, 2020 was $340,996 as compared to $113,978 for the same period of 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

During the nine months ended April 30, 2019, Auctus Fund converted 9,487 shares of common stock for a principal amount due of $3,516 and settlement of unpaid interest of $83 and penalty of $10,000. Balance of the note as of April 30, 2019 was $0.

During the nine months ended April 30, 2019, the Company reserved 960 shares of common stock for Veyo Partners per the consulting agreement dated November 30, 2017. Fair value of the shares reserved as of April 30, 2020, 2019 is $38,403.

During the nine months ended April 30, 2019, EMA Financial converted 5,844 shares of common stock for a reduction in the principal amount due of $40,000 and settlement of unpaid interest of $2,063 and penalties of $2,000. The balance on the note as of January 31, 2019 is $0.

During the nine months ended April 30, 2019, Power Up Lending converted 7,053 shares of common stock for a principal amount due of $53,000 and settlement of unpaid interest of $3,180. The balance of all notes for Power Up as of April 30, 2019 is $30,000.

During the nine months ended April 30, 2020, the Board of Directors with the consent of majority shareholders authorized an increase in the authorized stock to 1,950 shares Preferred Series A and 500,000,000 shares common stock.

During the nine months ended April, 2020, the Board of Directors authorized four additional classes for Preferred Series stock, Preferred Series B Super Voting, Preferred Series L convertible, Preferred Series G,, Preferred Series F convertible and Preferred Series T convertible, the terms of the preferred stock.

During the nine months ended April 30, 2020, the Board of Directors authorized a reverse stock split of 1 for 100,000 shares.

During the nine months ended April 30, 2020, The Board of Directors authorized a reduction in authorized shares to 1,000,000,000 shares, 100,000,000 shares to be allocated as specified in the articles submitted with the Nevada Secretary of State and 900,000,000 shares of common stock.

During the nine months ended April 30, 2020, the Board of Directors authorized the issuance of 1,940,000 shares of Preferred Series L stock as part of a share exchange agreement with Lord Global Corporation.

During the nine months ended April 30, 2020, the Board of Directors authorized the issuance of 1,000,000 shares of Preferred Series B stock as stock compensation for development of revenue generating contracts.

During the nine months ended April 30, 2020, JA Ventures, Inc. converted 1,000,000 shares of common stock as compensation for development of revenue generating contracts and previously held convertible preferred stock.

During the nine months ended April 30, 2020, 2,000 shares of common stock were issued to Carmine T Biscardi from conversion of previously held Series T Preferred Convertible stock.

During the nine months ended April 30, 2020, 2,000 shares of common stock were issued to Sara Reynolds from conversion of previously held Series T Preferred Convertible stock.

During the nine months ended April 30, 2020, Series F Preferred Convertible stock shares were created. 40,000,000 shares authorized to issue, 10,000 shares outstanding. At April 30, 2020 and July 31, 2019, 0 shares were issued and outstanding for Series F Preferred Convertible stock.

Issuer Purchases of Equity Securities

During the nine months ended April 30, 2020, management of the Company authorized the deposit of 45,008 shares of common stock into treasury.

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

Lord Global Corporation.

Date: June 22, 2020	By:	/s/ Joseph Frontiere
Joseph Frontiere
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)

